Form 10-Q
period 2024-06-30
Franklin Ethereum Trust
filed 2024-08-14
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended
June 30,
2024.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number:
001-42169
Network Expansion

FRANKLIN ETHEREUM TRUST
SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	99-6268769
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Franklin Parkway
San Mateo,
CA
94403
(650)
312-2000
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Franklin Ethereum ETF Shares	EZET	Cboe BZX Exchange, Inc.
Securities registered or to be registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 1,500,000 outstanding shares as of
August
12
, 2024
.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This interim report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for ether and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•	the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

•	the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•

the date on which the Trust is deemed to be a “large-accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act” for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act” for complying with new or revised accounting standards. The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act” for complying with new or revised accounting standards.

FRANKLIN ETHEREUM ETF

FRANKLIN ETHEREUM TRUST

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements of the Trust and the Fund
FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statement of Assets and Liabilities at June 30, 2024 (Unaudited) for Franklin Ethereum Trust	2
Combined Schedule of Investments at June 30, 2024 (Unaudited) for Franklin Ethereum Trust	3
Combined Statement of Operations (Unaudited) for the period from May 21, 2024 (Date of Inception) to June 30, 2024 for Franklin Ethereum Trust	4
Combined Statement of Cash Flows (Unaudited) for the period from May 21, 2024 (Date of Inception) to June 30, 2024 for Franklin Ethereum Trust	5
Combined Statement of Changes in Net Assets (Unaudited) for the period from May 21, 2024 (Date of Inception) to June 30, 2024 for Franklin Ethereum Trust	6
Combined Notes to Financial Statements (Unaudited) for Franklin Ethereum Trust	7
Statement of Assets and Liabilities at June 30, 2024 (Unaudited) for Franklin Ethereum ETF	15
Schedule of Investments at June 30, 2024 (Unaudited) for Franklin Ethereum ETF	16
Statement of Operations (Unaudited) for the period from May 21, 2024 (Date of Inception) to June 30, 2024 for Franklin Ethereum ETF	17
Statement of Cash Flows (Unaudited) for the period from May 21, 2024 (Date of Inception) to June 30, 2024 for Franklin Ethereum ETF	18
Statement of Changes in Net Assets (Unaudited) for the period from May 21, 2024 (Date of Inception) to June 30, 2024 for Franklin Ethereum ETF	19
Notes to Financial Statements (Unaudited) for Franklin Ethereum ETF	20

FRANKLIN ETHEREUM
TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

June 30, 2024*
Assets:
Investment in ether, at fair value (a)	$2,655,676

Total assets	2,655,676

Liabilities:
Total expenses payable	—

Total liabilities	—

Net assets	$2,655,676

Shares issued and outstanding (b)	100,000
Net asset value per Share	$26.56

*	No comparative period presented as fund inception was May 21, 2024.
(a)	Cost of investment in ether: $2,620,289 at June 30, 2024
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED SCHEDULE OF INV
ESTMENTS

June 30, 2024* (Unaudited)
	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	760.0000	$2,620,289	$2,655,676	100.00%

Total investments		$2,620,289	$2,655,676	100.00%
Liabilities in excess of other assets			—	—%

Net assets			$2,655,676	100.00%

*	No comparative period presented as fund inception was May 21, 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF OPERATIONS (Unaudited)

	For the period May 21, 2024 (Date of Inception) through June 30, 2024*
Expenses:
Total expenses	$—

Less waiver and reimbursement	—

Net investment loss	—

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) on investment in ether	—
Net change in unrealized appreciation (depreciation) on investment in ether	35,387

Net realized and change in unrealized appreciation (depreciation) on investment in ether	35,387

Net increase (decrease) in net assets resulting from operations	35,387

Net increase (decrease) in net assets per Share (a)	$0.35	(b)

*
No comparative period presented as fund inception was May
 21, 2024.
On May
 21, 2024, Franklin Resources Inc. (the “Seed Capital
Investor
”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May
 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June
 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June
 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units.
Shares of the Fund were first listed and began trading on July
 23, 2024.

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the period May 21, 2024 (Date of Inception) through June 30, 2024*
Cash Flows from operations resulting from capital share transactions
Net increase in net assets resulting from operations	$35,387
Adjustments to reconcile net increase (decrease) in net assets resulting from operations from capital share transactions to net cash provided by (used in) operating activities:
Purchases of ether	(2,620,289)
Net realized (gain) loss on investment in ether	—
Net change in unrealized (appreciation) depreciation on investment in ether	(35,387)
Change in operating assets and liabilities:
Sponsor’s fees payable	—

Net cash provided by (used in) operating activities	$(2,620,289)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$2,720,289 ^
Payments on Shares redeemed	(100,000)

Net cash provided by (used in) financing activities	$2,620,289

Cash
Net increase in cash	$—
Cash, beginning of period	—

Cash, end of period	$—

*	No comparative period presented as fund inception was May 21, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on
380
ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $
3,446.37
per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $
2,619,241.20
(an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on July 23, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

	For the period May 21, 2024 (Date of Inception) through June 30, 2024*
Net assets, beginning of period	$—
Net investment loss	—
Net realized gain (loss) on investment in ether	—
Net change in unrealized appreciation (depreciation) on investment in ether	35,387

Net increase (decrease) in net assets resulting from operations	35,387

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	2,720,289	^
Distributions for Shares redeemed	(100,000)

Net increase in net assets resulting from capital share transactions	2,620,289

Net assets, end of period	$2,655,676

*	No comparative period presented as fund inception was May 21, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject
to conditions, purchased 4,000 Shares at a
per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1.
ORGANIZATION
The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Ethereum ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to
May 21, 2024, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).
The Fund seeks to reflect generally the performance of the price of ether. The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in ether rather than by acquiring, holding, and trading ether directly on a peer-to-peer
or other basis or via a digital asset platform. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund.
The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent and the Cash Custodian. The Administrator is generally responsible for the day-to-day
administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Ether Custodian is responsible for safekeeping the ether owned by the Fund. The Ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Ether Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).
The Fund issues Shares only to certain eligible institutions called Authorized Participants and only in one or more blocks of

50,000
Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol
“
EZET
.”
The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.
The Fund is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). As noted above, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.
The statement of assets and liabilities and schedule of investments on June 30, 2024, and the statements of operations, cash flows and changes in net assets for the period ended June 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period ended June 30, 2024, and for all interim periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.
As the Fund had no operations prior to the initial seeding on May 21, 2024, there are no comparative statements.

The fiscal year of the Trust and the Fund is March 31st.
2.
SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.
The following is a summary of significant accounting policies followed by the Trust and the Fund.
2.1.
Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series-level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series and these notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.
2.2.
Calculation of NAV and NAV per Share
The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator will value the ether held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the index is unreliable. The CME CF Ether Reference Rate – New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.
On each Business Day, as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Administrator evaluates the ether held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making
these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Trust’s periodic financial statements may not utilize this net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP.
2.3.
Valuation
The Fund’s financial statements are prepared in accordance GAAP for interim financial information. Ether is priced at 11:59:59PM ET. With respect to the Fund’s ether holdings, the Trust will follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.
ASC 820 established a hierarchy that prioritized inputs to valuation techniques used to measure fair value. The three levels of inputs are:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
Level 3: Inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments.

On June 30, 2024, the value of the ether held by the Fund is categorized as Level 1.
The cost basis of the investment in ether recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of ether at the time of transfer.
2.4.
Fees, Expenses and Realized Gain (Loss)
The Fund’s only ordinary recurring expense will be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator
, the Marketing Agent
, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses,
and
up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.
The Sponsor’s fee is accrued daily at an annualized rate equal 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind
or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any ether network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any ether network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.
For a period commencing on the day the Shares are initially listed on the Exchange to January 31, 2025, the Sponsor has
agreed to
waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.
As of June 30, 2024, the Fund had not yet incurred or paid any fee to the Sponsor because the Fund had not yet commenced operations. Shares of the Fund were first listed for trading on the Exchange on July 23, 2024.
The Sponsor is not required to pay any extraordinary or
non-routine
expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring
expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, ether network fees and similar transaction fees that qualify as extraordinary or non-routine
expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the ether blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the

Sponsor at least quarterly in arrears.

The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.
To cover the Sponsor’s fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Fund to convert ether into U.S. dollars generally at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of ethers represented by a Share will decline each time the Fund pays the Sponsor’s fee or any Fund expenses not assumed by the Sponsor by transferring or selling ethers. The quantity of ethers to be sold to permit payment of the Sponsor’s fee or Fund expenses not assumed by the Sponsor, will vary from time to time depending on the level of the
Fund’s expenses and the value of ethers held by the Fund.
2.5.
Organizational and Offering Costs
The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.
2.6.
Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analysed applicable tax laws and regulations and their application to the
Fund
as of June 30, 2024, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
2.7.
Creation and Redemption of Shares
The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.
For creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of ether represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions, the Sponsor will arrange for the ether represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of ether has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Ether Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.
The Authorized Participants will deliver only cash to create Shares and will receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive ether as part of the creation or redemption process or otherwise direct the Fund or a third-party with respect to purchasing, holding, delivering, or receiving ether as part of the creation or redemption process.
The Fund will create Shares by receiving ether from a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to deliver the ether. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the delivery of the ether to the Fund or acting at the direction of the Authorized Participant with respect to the delivery of the ether to the Fund. The Fund will redeem shares by delivering ether to a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to receive the ether. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the receipt of the ether from the Fund or acting at the direction of the Authorized Participant with respect to the receipt of the ether from the Fund. The third-party will be unaffiliated with the Fund and the Sponsor.
Creation Units will be sold at a
per-Share
offering price t
hat
will vary depending on, among other things, the price of ether and the trading price of the Shares on the Cboe BXZ Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on July 23, 2024, there was no public market for the Shares.

Changes in the Shares for the period from May 21, 2024 (Date of Inception) to June 30, 2024* are as follows:

	Shares	Amount#

Balance at May 21, 2024 (Date of inception)	—	$—
Creation of Shares	104,000	2,720,289^
Redemption of Shares	(4,000)	(100,000)

Balance at June 30, 2024	100,000	$2,620,289

*	No comparative period presented as fund inception was May 21, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units.

#	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
2.
8
.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”)
2023-08,
Intangibles—Goodwill and Other—Crypto Assets (Subtopic
350-60):
Accounting for and Disclosure of Crypto Assets
(“ASU
2023-08”).
ASU
2023-08
is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU
2023-08
is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust and the Fund have adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for ether in accordance with its classification as an investment company for accounting purposes.
3.
INVESTMENT IN ETHER
The following represents the changes in quantity of ether held and the respective fair value during the period May 21, 2024 (Date of inception) to June 30, 2024*:

	Quantity in ether	Amount in US$
Balance at May 21, 2024 (Date of inception)	—	$—

Ether received for the creation of Shares	760.0000	2,620,289^
Ether distributed for the redemption of Shares	—	—
Principal on ether sales to pay expenses	—	—
Net realized gain (loss) from ether sold for the redemption of shares	—	—
Net change in unrealized appreciation (depreciation) on investment in ether	—	35,387

Balance at June 30, 2024	760.0000	$2,655,676

*	No comparative period presented as fund inception was May 21, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units.

4.
RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2024, 100% of the outstanding shares of the Fund (the “Initial Seed Shares”) were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor pursuant to the initial seed transaction. See note 1 for additional information.
The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day
oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.
Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton Investments.
In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to
$500,000 per
annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s and Fund’s organization and initial offering costs. The Sponsor is not required to pay any extraordinary or non-routine
expenses.
5.
CONCENTRATION OF RISK
As of June 30, 2024, the Fund had not yet commenced operations. At commencement and thereafter, the Fund will hold only ether and cash, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Fund. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value
or other consumptive asset and the maintenance and development of the open-source software protocol of the ether network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the ether network, among other things.
6.
FINANCIAL HIGHLIGHTS
Financial highlights and performance
information
has not been presented because principal operations had not yet commenced as of June 30, 2024. Shares of the Fund were first listed for trading and the Fund commenced investment operations on July 23, 2024.

7.
COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.
8.
INDEMNIFICATION
Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.
The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any ether or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or wilful misconduct.
The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses,
and
liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.
9.
SUBSEQUENT EVENTS
The Trust and the Fund ha
ve
 evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

June 30, 2024*
Assets:
Investment in ether, at fair value (a)	$2,655,676

Total assets	2,655,676

Liabilities:
Total expenses payable	—

Total liabilities	—

Net assets	$2,655,676

Shares issued and outstanding (b)	100,000
Net asset value per Share	$26.56

*	No comparative period presented as fund inception was May 21, 2024.
(a)	Cost of investment in ether: $2,620,289 at June 30, 2024
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM
TRUST
SCHEDULE OF INVESTMENTS
June 30, 2024* (Unaudited)

	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	760.0000	$2,620,289	$2,655,676	100.00%

Total investments		$2,620,289	$2,655,676	100.00%
Liabilities in excess of other assets			—	—%

Net assets			$2,655,676	100.00%

*	No comparative period presented as fund inception was May 21, 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF OPERATIONS (Unaudited)

	For the period May 21, 2024 (Date of Inception) through June 30, 2024*
Expenses:
Total expenses	$—

Less waiver and reimbursement	—

Net investment loss	—

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) on investment in ether	—
Net change in unrealized appreciation (depreciation) on investment in ether	35,387

Net realized and change in unrealized appreciation (depreciation) on investment in ether	35,387

Net increase (decrease) in net assets resulting from operations	35,387

Net increase (decrease) in net assets per Share (a)	$0.35	(b)

*
No comparative period presented as fund inception was May
 21, 2024.
On May
 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May
 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June
 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June
 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units.
Shares of the Fund were first listed and began trading on July
 23, 2024.

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the period May 21, 2024 (Date of Inception) through June 30, 2024*
Cash Flows from operations resulting from capital share transactions
Net increase in net assets resulting from operations	$35,387
Adjustments to reconcile net increase (decrease) in net assets resulting from operations from capital share transactions to net cash provided by (used in) operating activities:
Purchases of ether	(2,620,289)
Net realized (gain) loss on investment in ether	—
Net change in unrealized (appreciation) depreciation on investment in ether	(35,387)
Change in operating assets and liabilities:
Sponsor’s fees payable	—

Net cash provided by (used in) operating activities	$(2,620,289)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$2,720,289 ^
Payments on Shares redeemed	(100,000)

Net cash provided by (used in) financing activities	$2,620,289

Cash
Net increase in cash	$—
Cash, beginning of period	—

Cash, end of period	$—

*	No comparative period presented as fund inception was May 21, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on July 23, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

	For the period May 21, 2024 (Date of Inception) through June 30, 2024*
Net assets, beginning of period	$–
Net investment loss	—
Net realized gain (loss) on investment in ether	—
Net change in unrealized appreciation (depreciation) on investment in ether	35,387

Net increase (decrease) in net assets resulting from operations	35,387

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	2,720,289	^
Distributions for Shares redeemed	(100,000)

Net increase in net assets resulting from capital share transactions	2,620,289

Net assets, end of period	$2,655,676

*	No comparative period presented as fund inception was May 21, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Ethereum ETF (the “Fund”). The Trust had no operations prior to May 21, 2024, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe
BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).
The Fund seeks to reflect generally the performance of the price of ether. The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in ether rather than by acquiring, holding, and trading ether directly on a peer-to-peer
or other basis or via a digital asset platform. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund.
The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent and the Cash Custodian. The Administrator is generally responsible for the day-to-day
administration of the Fund, including the calculation of the Fund’s NAV per Share. The Ether Custodian is responsible for safekeeping the ether owned by the Fund. The Ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Ether Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).
The Fund issues Shares only to certain eligible institutions called Authorized Participants and only in one or more blocks of

50,000
Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol
“
EZET
.”
The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.
The Fund is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). As noted above, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.
The statement of assets and liabilities and schedule of investments on June 30, 2024, and the statements of operations, cash flows and changes in net assets for the period ended June 30, 2024, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period ended June 30, 2024, and for all interim periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

As the Fund had no operations prior to the initial seeding on May 21, 2024, there are no comparative statements.
The fiscal year of the Trust and the Fund is March 31st.

2.	SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.
The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1.	Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
The financial statements are presented for the Trust, as the registrant, combined with the Fund (in a separate section of this report) and for the Fund individually. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series and these notes to the financial statements relate to the Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

2.2.	Calculation of NAV and NAV per Share
The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator will value the ether held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the index is unreliable. The CME CF Ether Reference Rate—New York Variant for the Ether—U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.
On each Business Day, as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Administrator evaluates the ether held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Fund’s periodic financial statements may not utilize this net asset value of the Fund to the extent the methodology used to calculate the Index is deemed not to be consistent with
GAAP
.

2.3.	Valuation
The Fund’s financial statements are prepared in accordance GAAP for interim financial information. Ether is priced at 11:59:59PM ET. With respect to the Fund’s ether holdings, the Trust will follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.
ASC 820 established a hierarchy that prioritized inputs to valuation techniques used to measure fair value. The three levels of inputs are:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
Level 3: Inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments.
On June 30, 2024, the value of the ether held by the Fund is categorized as Level 1.
The cost basis of the investment in ether recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of ether at the time of transfer.

2.4.	Fees, Expenses and Realized Gain (Loss)
The Fund’s only ordinary recurring expense will be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator
, the Marketing Agent
, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses,
and
up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.
The Sponsor’s fee is accrued daily at an annualized rate equal 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind
or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any ether network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any ether network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.
For a period commencing on the day the Shares are initially listed on the Exchange to January 31, 2025, the Sponsor has
agreed to
waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.
As of June 30, 2024, the Fund had not yet incurred or paid any fee to the Sponsor because the Fund had not yet commenced operations. Shares of the Fund were first listed for trading on the Exchange on July 23, 2024.
The Sponsor is not required to pay any extraordinary or
non-routine
expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring
expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, ether network fees and similar transaction fees that qualify as extraordinary or non-routine
expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the ether blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears.
The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.
To cover the Sponsor’s fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Fund to convert ether into U.S. dollars generally at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of ethers represented by a Share will decline each
time the Fund pays the Sponsor’s fee or any Fund expenses not assumed by the Sponsor by transferring or selling ethers. The quantity of ethers to be sold to permit payment of the Sponsor’s fee or Fund expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Fund’s expenses and the value of ethers held by the Fund.

2.5.	Organizational and Offering Costs
The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty
or obligation in connection with any such organizational and offering costs.

2.6.	Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analysed applicable tax laws and regulations and their application to the Fund as of June 30, 2024, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7.	Creation and Redemption of Shares
The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.
For creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of ether represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions, the Sponsor will arrange for the ether represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of ether has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Ether Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.
The Authorized Participants will deliver only cash to create Shares and will receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive ether as part of the creation or redemption process or otherwise direct the Fund or a third-party with respect to purchasing, holding, delivering, or receiving ether as part of the creation or redemption process.
The Fund will create Shares by receiving ether from a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to deliver the ether. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the delivery of the ether to the Fund or acting at the direction of the Authorized Participant with respect to the delivery of the ether to the Fund. The Fund will redeem shares by delivering ether to a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to receive the ether. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the receipt of the ether from the Fund or acting at the direction of the Authorized Participant with respect to the receipt of the ether from the Fund. The third-party will be unaffiliated with the
Fund and the Sponsor.
Creation Units will be sold at a
per-Share
offering price that will var
y depe
nding on, among other things, the price of ether and the trading price of the Shares on the Cboe BXZ Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on July 23, 2024, there was no public market for the Shares.

Changes in the Shares for the period from May 21, 2024 (Date of Inception) to June 30, 2024* are as follows:

	Shares	Amount#

Balance at May 21, 2024 (Date of inception)	—	$—
Creation of Shares	104,000	2,720,289^
Redemption of Shares	(4,000)	(100,000)

Balance at June 30, 2024	100,000	$2,620,289

*	No comparative period presented as fund inception was May 21, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units.

#	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

2. 8 .	Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”)
2023-08,
Intangibles—Goodwill and Other—Crypto Assets (Subtopic
350-60):
Accounting for and Disclosure of Crypto Assets
(“ASU
2023-08”).
ASU
2023-08
is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU
2023-08
is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust and the Fund have adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for ether in accordance with its classification as an investment company for accounting purposes.

3.	INVESTMENT IN ETHER
The following represents the changes in quantity of ether held and the respective fair value during the period May 21, 2024 (Date of inception) to June 30, 2024*:

	Quantity in ether	Amount in US$
Balance at May 21, 2024 (Date of inception)	—	$—

Ether received for the creation of Shares	760.0000	2,620,289^
Ether distributed for the redemption of Shares	—	—
Principal on ether sales to pay expenses	—	—
Net realized gain (loss) from ether sold for the redemption of shares	—	—
Net change in unrealized appreciation (depreciation) on investment in ether	—	35,387

Balance at June 30, 2024	760.0000	$2,655,676

*	No comparative period presented as fund inception was May 21, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units.

4.	RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2024, 100% of the outstanding shares of the Fund (the “Initial Seed Shares”) were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor pursuant to the initial seed transaction. See note 1 for additional information.
The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day
oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.
Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton Investments.
In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to
$500,000
per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s and Fund’s organization and initial offering costs. The Sponsor is not required to pay any extraordinary or non-routine
expenses.

5.	CONCENTRATION OF RISK
As of June 30, 2024, the Fund had not yet commenced operations. At commencement and thereafter, the Fund will hold only ether and cash, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Fund. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value
or other consumptive asset and the maintenance and development of the open-source software protocol of the ether network, and their ability to meet user demands; manipulative trading activity on digital asset platforms
; and forks in the ether network, among other things.

6.	FINANCIAL HIGHLIGHTS
Financial highlights and performance information has not been presented because principal operations had not yet commenced as of June 30, 2024. Shares of the Fund were first listed for trading and the Fund commenced investment operations on July 23, 2024.

7.	COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

8.	INDEMNIFICATION
Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent
,
Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.
The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any ether or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or wilful misconduct.
The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.
The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the
indemnified party acted without willful misconduct, bad faith or gross negligence.

9.	SUBSEQUENT EVENTS
The Fund has
evaluated
subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Ethereum ETF (the “Fund”), is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). As noted above, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

The Fund seeks to reflect generally the performance of the price of ether. The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in ether rather than by acquiring, holding, and trading ether directly on a peer-to-peer or other basis or via a digital asset exchange. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund.

The Fund issues Shares only to eligible institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any ether network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any ether network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period commencing on the day the Shares are initially listed on the Exchange to January 31, 2025, the Sponsor will waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

As of June 30, 2024, the Fund had not yet incurred or paid any fee to the Sponsor because the Fund had not yet commenced operations. Shares of the Fund were first listed for trading on the Exchange on July 23, 2024.

The Fund is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Index price. In determining the NAV of the Trust on any business day, the Administrator will calculate the price of the ether held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s ether using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s ethers are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 4:00 p.m., ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. Please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Discussion of Operations (Financing Activities)

For the period May 21, 2024 to June 30, 2024*

On May 21, 2024, the Seed Capital Investor purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether).

The Fund had no operations prior to the commencement of operations of the Fund on July 23, 2024. As of June 30, 2024, the Fund had not yet incurred or paid any fee to the Sponsor because the Fund had not yet commenced operations.

*	No comparative period presented as fund inception was May 21, 2024.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs. The Sponsor is not required to pay any extraordinary or non-routine expenses.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. If the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

The Fund bears transaction costs, including any ether network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any ether network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

At June 30, 2024, the Trust and the Fund did not have any off-balance sheet arrangements.

Historical Digital Asset Holdings and Ether Prices

Analysis of Movements in the Price of Ether

As movements in the price of ether are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of ether. Past movements in the ether price are not indicators of future movements.

The following chart shows movements in the price of ether based on the CME CF Ether Reference Rate – New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2024 to June 30, 2024.

The average, high, low and end-of-period ether prices based on the CF Benchmarks Index for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
April 01, 2024 to June 28, 2024	3,352.73	3,852.13	June 05, 2024	2,891.77	May 14, 2024	3,372.91	June 28, 2024

(1)	The end of period ether price is the CF Benchmarks Index on the last business day of the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund. This means that the Sponsor does not sell ether at times when its price is high or acquire ether at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

Except for transactions with the Trade Credit Lender, the Fund’s assets may not be loaned, pledged, hypothecated or re-hypothecated by any entity, including the Fund, Sponsor, Prime Broker or Ether Custodian.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Trust operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, on behalf of the Fund, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

Internal Control over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and/or the Fund’s internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

PART II – OTHER INFORMATION
Item 1.
Legal Proceedings
From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 1
4
, 2024, the Trust and the Fund is not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.
Item 1A.
Risk Factors
You should carefully consider the factors discussed in “Risk Factors” in our Prospectus, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.
The risks described in our Prospectus filing are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an
affiliate
of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share
price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share
price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. See “Seed Capital Investor” and “Plan of Distribution” in the Fund’s prospectus for further information. No further sales of unregistered securities are contemplated.

b)	Not applicable.

c)	The Fund does not purchase Shares directly from its Shareholders. As of June 30, 2024, the Fund had not yet commenced operations or trading.
Item 3.
Defaults Upon Senior Securities
None.
Item 4.
Mine Safety Disclosures
Not applicable.
Item 5.
Other Information
No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the three-month period ended June 30, 2024.

Exhibit Index

Exhibit No	Description of Document

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC

Sponsor of the Franklin Ethereum Trust (registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle*
Matthew Hinkle
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: August 14, 2024

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.