Form 10-Q
period 2024-09-30
Franklin Ethereum Trust
filed 2024-11-12
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2024.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number:
001-042169

FRANKLIN ETHEREUM TRUST
SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	99-6268769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 1,650,000 outstanding shares as of
November 1, 2024.

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

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

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

•

the date on which the Trust is deemed to be a “large-accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

FRANKLIN ETHEREUM ETF

FRANKLIN ETHEREUM TRUST

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements of the Trust and Fund
FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statement of Assets and Liabilities at September 30, 2024 (Unaudited) for Franklin Ethereum Trust	2
Combined Schedule of Investments at September 30, 2024 (Unaudited) for Franklin Ethereum Trust	3
Combined Statement of Operations (Unaudited) for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum Trust	4
Combined Statement of Cash Flows (Unaudited) for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum Trust	5
Combined Statement of Changes in Net Assets (Unaudited) for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum Trust	6
Combined Notes to Financial Statements (Unaudited) for Franklin Templeton Ethereum Trust	7
Statement of Assets and Liabilities at September 30, 2024 (Unaudited) for Franklin Ethereum ETF	15
Schedule of Investments at September 30, 2024 (Unaudited) for Franklin Ethereum ETF	16
Statement of Operations (Unaudited) for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum ETF	17
Statement of Cash Flows (Unaudited) for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum ETF	18
Statement of Changes in Net Assets (Unaudited) for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum ETF	19
Notes to Financial Statements (Unaudited) for Franklin Ethereum ETF	20

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

September 30, 2024*
Assets:
Investment in ether, at fair value (a)	$30,963,023

Total assets	30,963,023

Liabilities:
Sponsor’s fee payable	—

Total liabilities	—

Commitments and contingencies (Note 7)

Net assets	$30,963,023

Shares issued and outstanding (b)	1,550,000
Net asset value per Share	$19.98

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)	Cost of investment in ether: $37,739,392 at September 30, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED SCHEDULE OF INVESTMENTS
September 30, 2024* (Unaudited)

	Quantity of ether	Cost	Fair Value	% of Net Assets

Investment in ether	11,780.0000	$37,739,392	$30,963,023	100.00%

Total investments	11,780.0000	$37,739,392	$30,963,023	100.00%
Less liabilities			—	—%

Net assets			$30,963,023	100.00%

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF OPERATIONS (Unaudited)

For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024*

Expenses:
Sponsor’s fee	$10,129

Less waiver and reimbursement	(10,129)

Net investment loss	—

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) on investment in ether	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	(6,777,145)

Net realized and change in unrealized appreciation (depreciation) on investment in ether	(6,971,976)

Net increase (decrease) in net assets resulting from operations	(6,971,976)

Net increase (decrease) in net assets per Share(a)(b)	$(4.89)

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during th e period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024*

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(6,971,976)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(36,336,503)
Sales of ether	1,022,569
Net realized (gain) loss on investment in ether	194,831
Net change in unrealized (appreciation) depreciation on investment in ether	6,777,145
Change in operating assets and liabilities:	—
Sponsor’s fee payable	—

Net cash provided by (used in) operating activities	$(35,313,934)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	$36,336,503
Payments on Shares redeemed	(1,022,569)

Net cash provided by (used in) financing activities	$35,313,934

Cash
Net increase in cash	$—
Cash, beginning of period	—

Cash, end of period	$—

*	No comparative period presented as the Fund’s operations co mm enced on July 23, 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024*^

Net assets, beginning of period	$2,621,065
Net investment loss	—
Net realized gain (loss) on investment in ether	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	(6,777,145)

Net increase (decrease) in net assets resulting from operations	(6,971,976)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	36,336,503
Distributions for Shares redeemed	(1,022,569)

Net increase in net assets resulting from capital share transactions	35,313,934

Net assets, end of period	$30,963,023

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, p urc
hased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Ethereum ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).
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
The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent and the Cash Custodian. The Administrator is generally responsible for the day-to-day
administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Ether Custodian is responsible for safekeeping the ether owned by the Fund. The Ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Ether Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).
The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.
The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.
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
The combined statement of assets and liabilities and combined schedule of investments at September 30, 2024 and the combined statements of operations,
c
ombined cash flows and
c
ombined changes in net assets for the period ended September 30, 2024 have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period from July 23, 2024 (Date of commencement of operations) to September 30, 2024 and all periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1.	Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
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
The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the ether held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the index is unreliable. The CME CF Ether Reference Rate – New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.
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

2.3.	Valuation of Ether
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
On September 30, 2024, the value of the ether held by the Fund is categorized as Level 1.
The cost basis of the investment in ether recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of ether at the time of purchase.

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
For
the period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor has agreed to waive the entire Sponsor’s Fee on the first
$10.0 billion of the Fund’s assets. For the period July 23, 2024 to September 30, 2024, the Fund accrued the Sponsor’s fee of $10,129 less waiver and reimbursement of $10,129
.
T
he net Sponsor’s Fee payable for the
period
post waiver and reimbursement is $0.
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
There have been no extraordinary or non-routine expenses during the periods presented.
To
cover the Sponsor’s fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Fund to convert ether into U.S. dollars generally at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of ether represented by a Share will decline each time the Fund pays the Sponsor’s fee or any Fund expenses not assumed by the Sponsor by transferring or selling ether. The quantity of ether to be sold to permit payment of the Sponsor’s fee or Fund expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Fund’s expenses and the value of ether held by the Fund.

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
The Sponsor has analysed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2024, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of ether and the trading price of the Shares on the Cboe BXZ Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on July 23, 2024, there was no public market for the Shares.
Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024* are as follows:

	Shares	Amount#
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289^
Creation of Shares	1,500,000	36,336,503
Redemption of Shares	(50,000)	(1,022,569)

Balance at September 30, 2024	1,550,000	$37,934,223

#	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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

2.8.	Recently Issued Accounting Pronouncements
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
The following represents the changes in quantity of ether held and the respectiv
e fai
r value during the period July 23, 2024 (D
ate
of Commencement of operations) to September 30, 2024*:

	Quantity of ether	Amount in US$

Balance at July 23, 2024 (Date of Commencement of operations)	760.0000	$ 2,621,065^
Ether purchased for the creation of Shares	11,400.0000	36,336,503
Ether sold for the redemption of Shares	(380.0000)	(1,022,569)
Principal on ether sales to pay expenses	—	—
Net realized gain (loss) from ether sold for the redemption of shares	—	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	—	(6,777,145)

Balance at September 30, 2024	11,780.0000	$30,963,023

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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
The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2024, 151,500 shares of the Fund were held by a related party.
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
The Fund holds only ether and cash, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Fund. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant
with such regulations or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value
or other consumptive asset and the maintenance and development of the open-source software protocol of the ether network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the ether network, among other things.

6.	FINANCIAL HIGHLIGHTS

For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024*
Net asset value per Share, beginning of period (a)	$26.21

Net investment loss (b)	—
Net realized and unrealized gain (loss) on investment in ether	(6.23)

Net change in net assets from operations (c)	(6.23)

Net asset value per Share, end of period	$19.98

Total return, at net asset value (d)(e)	(23.77)%
Ratio to average net assets
Net investment loss (f)	0.00%
Net expenses (f)	0.00%

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)
The amount shown represents the NAV per share at commencement of the Fund’s investment operations. This amount includes proceeds to the Fund from the initial ether
seed creation transaction conducted on June 27, 2024. Prior to June 27, 2024, 4,000 shares were acquired on May 21, 2024 at per share value of $25. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether).

(b)	Calculated using average Shares outstanding.
(c)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

(d)	Percentage is not annualized.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.

(f)	Annualized based on the period from July 23, 2024 (Commencement of operations) to September 30, 2024.
See accompanying notes to the financial statements.

7.	COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

8.	INDEMNIFICATION
Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.
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
The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

September 30, 2024*
Assets:
Investment in ether, at fair value (a)	$30,963,023

Total assets	30,963,023

Liabilities:
Sponsor’s fee payable	—

Total liabilities	—

Commitments and contingencies (Note 7)

Net assets	$30,963,023

Shares issued and outstanding (b)	1,550,000
Net asset value per Share	$19.98

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)	Cost of investment in ether: $37,739,392 at September 30, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial sta
te
ments.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
SCHEDULE OF INVESTMENTS
September 30, 2024* (Unaudited)

	Quantity of ether	Cost	Fair Value	% of Net Assets

Investment in ether	11,780.0000	$37,739,392	$30,963,023	100.00%

Total investments	11,780.0000	$37,739,392	$30,963,023	100.00%
Less liabilities			—	—%

Net assets			$30,963,023	100.00%

*	No comparative period presented as the Fund’s operations commenced on July 23, 2 0 24.
See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF OPERATIONS (Unaudited)

For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024*

Expenses:
Sponsor’s fee	$10,129

Less waiver and reimbursement	(10,129)

Net investment loss	—

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) on investment in ether	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	(6,777,145)

Net realized and change in unrealized appreciation (depreciation) on investment in ether	(6,971,976)

Net increase (decrease) in net assets resulting from operations	(6,971,976)

Net increase (decrease) in net assets per Share (a)(b)	$(4.89)

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding durin g the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024*

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(6,971,976)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(36,336,503)
Sales of ether	1,022,569
Net realized (gain) loss on investment in ether	194,831
Net change in unrealized (appreciation) depreciation on investment in ether	6,777,145
Change in operating assets and liabilities:	—
Sponsor’s fee payable	—

Net cash provided by (used in) operating activities	$(35,313,934)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	$36,336,503
Payments on Shares redeemed	(1,022,569)

Net cash provided by (used in) financing activities	$35,313,934

Cash
Net increase in cash	$—
Cash, beginning of period	—

Cash, end of period	$—

*	No comparative period presented as the Fund’s operations commenced on July 23 , 2024.
See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024*^

Net assets, beginning of period	$2,621,065
Net investment loss	—
Net realized gain (loss) on investment in ether	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	(6,777,145)

Net increase (decrease) in net assets resulting from operations	(6,971,976)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	36,336,503
Distributions for Shares redeemed	(1,022,569)

Net increase in net assets resulting from capital share transactions	35,313,934

Net assets, end of period	$30,963,023

*	No comparative period presented as the Fund’s operations commenced on Jul y 23, 2024.
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
The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Ethereum ETF (the “Fund”). The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).
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
The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent and the Cash Custodian. The Administrator is generally responsible for the day-to-day
administration of the Fund, including the calculation of the Fund’s NAV per Share. The Ether Custodian is responsible for safekeeping the ether owned by the Fund. The Ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Ether Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).
The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.
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
The statement of assets and liabilities and schedule of investments on September 30, 2024, and the statements of operations, cash flows and changes in net assets for the period ended September 30, 2024 and the period from
July 23
, 2024 to September 30, 2024, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period from July 23, 2024 (Date of commencement of operations) to September 30, 2024, and for all interim periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
The following is a summary of significant accounting policies followed by the Trust and the Fund.
2.1.
Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
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
The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the ether held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the index is unreliable. The CME CF Ether Reference Rate—New York Variant for the Ether—U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.
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
On September 30, 2024, the value of the ether held by the Fund is categorized as Level 1.
The cost basis of the investment in ether recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of ether at the time of purchase.

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
For
the period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor has agreed to waive the entire Sponsor’s Fee on the first
$10.0 billion of the Fund’s assets. For the period July 23, 2024 to September 30, 2024, the Fund accrued the Sponsor’s Fee of $10,129 less waiver and reimbursement of $10,129
.
T
he net Sponsor’s Fee payable for the
period
post waiver and reimbursement is $0.
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
There have been no extraordinary or non-routine expenses during the periods presented.
To
cover the Sponsor’s fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Fund to convert ether into U.S. dollars generally at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of ether represented by a Share will decline each time the Fund pays the Sponsor’s fee or any Fund expenses not assumed by the Sponsor by transferring or selling ether. The quantity of ether to be sold to permit payment of the Sponsor’s fee or Fund expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Fund’s expenses and the value of ether held by the Fund.

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
The Sponsor has analysed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2024, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of ether and the trading price of the Shares on the Cboe BXZ Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on July 23, 2024, there was no public market for the Shares.
Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024* are as follows:

	Shares	Amount#
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289^
Creation of Shares	1,500,000	36,336,503
Redemption of Shares	(50,000)	(1,022,569)

Balance at September 30, 2024	1,550,000	$37,934,223

#	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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

2.8.	Recently Issued Accounting Pronouncements
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
The following represents the changes in quantity of ether held and the respective fair value during the period July 23, 2024 (Date of Commencement of operations) to September 30, 2024*:

	Quantity of ether	Amount in US$

Balance at July 23, 2024 (Date of Commencement of operations)	760.0000	$2,621,065^
Ether purchased for the creation of Shares	11,400.0000	36,336,503
Ether sold for the redemption of Shares	(380.0000)	(1,022,569)
Principal on ether sales to pay expenses	—	—
Net realized gain (loss) from ether sold for the redemption of shares	—	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	—	(6,777,145)

Balance at September 30, 2024	11,780.0000	$30,963,023

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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
The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary
fee for services
performed
pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2024, 151,500 shares of the Fund were held by a related party.
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
The Fund holds only ether and cash, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Fund. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant
with such regulations or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value
or other consumptive asset and the maintenance and development of the open-source software protocol of the ether network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the ether network, among other things.

6.	FINANCIAL HIGHLIGHTS

For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024*
Net asset value per Share, beginning of period (a)	$26.21

Net investment loss (b)	—
Net realized and unrealized gain (loss) on investment in ether	(6.23)

Net change in net assets from operations (c)	(6.23)

Net asset value per Share, end of period	$19.98

Total return, at net asset value (d)(e)	(23.77)%
Ratio to average net assets
Net investment loss (f)	0.00%
Net expenses (f)	0.00%

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)
The amount shown represents the NAV per share at commencement of the Fund’s investment operations. This amount includes proceeds to the Fund from the initial ether
seed creation transaction conducted on June 27, 2024. Prior to June 27, 2024, 4,000 shares were acquired on May 21, 2024 at per share value of $25. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether).

(b)	Calculated using average Shares outstanding.
(c)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

(d)	Percentage is not annualized.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.

(f)	Annualized based on the period from July 23, 2024 (Commencement of operations) to September 30, 2024.
See accompanying notes to the financial statements.

7 .	COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

8 .	INDEMNIFICATION
Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.
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

9 .	SUBSEQUENT EVENTS
The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

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

Organization and Trust Overview

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Ethereum ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

The Fund issues Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any ether network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any ether network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor will waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

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

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s ether using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s ether is carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 4:00 p.m., ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

Critical Accounting Policy

The Trust’s and the Fund’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. Please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

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

Results of Operations for the period July 23, 2024 (Date of commencement of operations) to September 30, 2024*

For the period July 23, 2024 (Date of commencement of operations) to September 30, 2024, 1,500,000 Shares were issued in exchange for 11,400.0000 ether and 50,000 Shares were redeemed in exchange for (380.0000) ether. The Fund’s NAV per Share began the period at $26.21 and ended the period at $19.98. The decrease in NAV per Share was due to a lower price of ether of $2,628.44 at period end, which represented a decrease of 23.79% from $3,448.77 at July 23, 2024.

The change in net assets from operations for the period July 23, 2024 (Date of commencement of operations) to September 30, 2024 was $(6,971,976), which was due to (i) payment of the Sponsor’s Fee of $(10,129), (ii) less waiver and reimbursement of $10,129, and (iii) net realized loss from ether sold for the redemption of shares and sold to pay expenses of $(194,831) and (iii) a net change in unrealized appreciation (depreciation) on investment in ether of $(6,777,145). Other than the Sponsor Fee the Fund had no expenses during the period July 23, 2024 to September 30, 2024.

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. For a period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor will waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At September 30, 2024, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Historical Digital Asset Holdings and Ether Prices

Analysis of Movements in the Price of Ether

As movements in the price of Ether are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of Ether. Past movements in the Ether price are not indicators of future movements.

The following chart shows movements in the price of Ether based on the CME CF Ether Reference Rate – New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from July 23, 2024 to September 30, 2024.

The average, high, low and end-of-period Ether prices based on the CME CF Ether Price for are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
July 23, 2024 to September 30, 2024	2,653.21	3,467.55	July 23, 2024	2,224.82	Sep 06, 2024	2,591.07	September 30, 2024

(1)	The end of period Ether price is the CME CF Ether Price on the last business day of the period.

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

PART II – OTHER INFORMATION
Item 1.
Legal Proceedings
From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November
12
, 2024, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.
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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 1 Creation Unit (comprising 50,000 Shares) during the quarter ended September 30, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 23, 2024 – July 31, 2024	—	$—
August 1, 2024 – August 31, 2024	50,000	$20.45
September 1, 2024 – September 30, 2024	—	$—
Item 3.
Defaults Upon Senior Securities
None.
Item 4.
Mine Safety Disclosures
Not applicable.
Item 5.
Other Information
No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the three-month period ended September 30, 2024.
Item 6.
Exhibits
See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No	Description of Exhibit

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC

Sponsor of the Franklin Ethereum Trust (registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle
Matthew Hinkle*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: November 12, 2024

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.