Form 10-Q
period 2024-12-31
Franklin Ethereum Trust
filed 2025-02-12
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 1,650,000 outstanding shares as of January 30, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward- looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for ether and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes– Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

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

2

FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST

3

 PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements of the Trust and Fund

FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statement of Assets and Liabilities at December 31, 2024 for Franklin Ethereum Trust	2
Combined Schedule of Investments at December 31, 2024 for Franklin Ethereum Trust	3
Combined Statements of Operations for the three months ended December 31, 2024 and for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum Trust	4
Combined Statement of Cash Flows for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum Trust	5
Combined Statements of Changes in Net Assets for the three months ended December 31, 2024 and for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum Trust	6
Combined Notes to Financial Statements for Franklin Templeton Ethereum Trust	7
Statement of Assets and Liabilities at December 31, 2024 for Franklin Ethereum ETF	14
Schedule of Investments at December 31, 2024 for Franklin Ethereum ETF	15
Statements of Operations for the three months ended December 31, 2024 and for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum ETF	16
Statement of Cash Flows for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum ETF	17
Statements of Changes in Net Assets for the three months ended December 31, 2024 and for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum ETF	18
Notes to Financial Statements for Franklin Ethereum ETF	19

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

December 31, 2024*
Assets
Investment in ether, at fair value(a)	$41,803,344
Total assets	41,803,344

Liabilities
Sponsor's fee payable	-
Total liabilities	-
Commitments and contingencies (Note 7)
Net assets	$41,803,344

Shares issued and outstanding(b)	1,650,000
Net asset value per Share	$25.34

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)	Cost of investment in ether: $40,293,304 at December 31, 2024.
(b)	No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2024*

	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	12,540.0000	$40,293,304	$41,803,344	100.00%
Total investments	12,540.0000	$40,293,304	$41,803,344	100.00%
Less liabilities			-	-%
Net assets			$41,803,344	100.00%

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended December 31, 2024*	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024*
Expenses:
Sponsor’s fee	$18,827	$28,956
Less waiver	(18,827)	(28,956)
Total expenses	-	-
Net investment loss	-	-

Net realized and change in unrealized gain (loss) on investment in ether
Net realized gain (loss) on investment in ether	215,469	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	8,286,409	1,509,264
Net realized and change in unrealized gain (loss) on investment in ether	8,501,878	1,529,902
Net increase (decrease) in net assets resulting from operations	8,501,878	1,529,902
Net increase (decrease) in net assets per Share(a)(b)	$5.07	$0.98

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,529,902
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(42,553,442)
Sales of ether	4,901,065
Net realized (gain) loss on investment in ether	(20,638)
Net change in unrealized (appreciation) depreciation on investment in ether	(1,509,264)
Change in operating assets and liabilities:	-
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(37,652,377)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$42,553,442
Payments on Shares redeemed	(4,901,065)
Net cash provided by (used in) financing activities	$37,652,377
Cash
Net increase in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended December 31, 2024*	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024*^

Net assets, beginning of period	$30,963,023	$2,621,065
Net investment loss	-	-
Net realized gain (loss) on investment in ether	215,469	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	8,286,409	1,509,264
Net increase (decrease) in net assets resulting from operations	8,501,878	1,529,902
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	6,216,940	42,553,442
Distributions for Shares redeemed	(3,878,497)	(4,901,065)
Net increase (decrease) in net assets resulting from capital share transactions	2,338,443	37,652,377
Net assets, end of period	$41,803,344	$41,803,344

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

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

The combined accompanying financial statement of assets and liabilities and combined schedule of investments at December 31, 2024, and the combined statements of operations, combined statement of cash flows and combined statements of changes in net assets for the period ended December 31, 2024, and the period from July 23, 2024 to December 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period from July 23, 2024 (Date of commencement of operations) to December 31, 2024 and for periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

2.1.          Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series- level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.

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

2.3.          Valuation of Ether

The Fund’s financial statements are prepared in accordance GAAP for interim financial information. Ether is priced at 11:59:59PM ET. With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

On December 31, 2024, the value of the ether held by the Fund was categorized as Level 1.

The cost basis of the investment in ether recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of ether at the time of purchase.

2.4.          Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For the period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period July 23, 2024 to December 31, 2024, the Fund accrued the Sponsor’s Fee of $(28,956) less waiver of $28,956. The net Sponsor’s Fee payable for the period post waiver was $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Ethereum network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2024, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024* are as follows:

	Shares	Amount#
Balance at October 1, 2024	1,550,000	$37,934,223
Creation of Shares	250,000	6,216,940
Redemption of Shares	(150,000)	(3,878,497)
Balance at December 31, 2024	1,650,000	$40,272,666

Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024* are as follows:

	Shares	Amount#
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289	^
Creation of Shares	1,750,000	42,553,442
Redemption of Shares	(200,000)	(4,901,065)
Balance at December 31, 2024	1,650,000	$40,272,666

#	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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

2.8.          Recently Issued Accounting Pronouncements

In November 2023, the FASB issued an Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances segment reporting by requiring public companies to disclose additional information about their reportable segments. This includes expanded disclosures on significant segment expenses, segment profit or loss, and specific segment-level information that helps financial statement users better understand the entity's financial performance and resource allocation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Trust and the Fund are in the process of evaluating the impact of this ASU.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust and the Fund have adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for ether in accordance with its classification as an investment company for accounting purposes.

3.          INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024*:

	Quantity of ether	Amount in US$
Balance at October 1, 2024	11,780.0000	$30,963,023
Ether purchased for the creation of Shares	1,900.0000	6,216,940
Ether sold for the redemption of Shares	(1,140.0000)	(3,878,497)
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	215,469
Net change in unrealized appreciation (depreciation) on investment in ether	-	8,286,409
Balance at December 31, 2024	12,540.0000	$41,803,344

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024*:

	Quantity of ether	Amount in US$
Balance at July 23, 2024	760.0000	$2,621,065	^
Ether purchased for the creation of Shares	13,300.0000	42,553,442
Ether sold for the redemption of Shares	(1,520.0000)	(4,901,065)
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	-	1,509,264
Balance at December 31, 2024	12,540.0000	$41,803,344

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2024, no shares of the Fund were held by a related party.

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

5.          CONCENTRATION OF RISK

The Fund holds only ether and cash, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Fund. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the Ethereum network, among other things.

6.          FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31, 2024*	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024*
Net asset value per Share, beginning of period	$19.98	$26.21 (a)
Net investment loss(b)	-	-
Net realized and unrealized gain (loss) on investment in ether	5.36	(0.87)
Net change in net assets from operations(c)	5.36	(0.87)
Net asset value per Share, end of period	$25.34	$25.34

Total return, at net asset value(d)(e)	26.83%	(3.32)%

Ratio to average net assets
Net investment loss(f)	0.00%	0.00%
Gross expenses(f)	0.19%	0.19%
Net expenses(f)	0.00%	0.00%

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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

(f)	Annualized.

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

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any ether or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

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

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

December 31, 2024*
Assets
Investment in ether, at fair value(a)	$41,803,344
Total assets	41,803,344

Liabilities
Sponsor’s fee payable	-
Total liabilities	-
Commitments and contingencies (Note 7)
Net assets	$41,803,344

Shares issued and outstanding(b)	1,650,000
Net asset value per Share	$25.34

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)	Cost of investment in ether: $40,293,304 at December 31, 2024.
(b)	No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2024*

	Quantity of ether	Cost	Fair Value	% of Net Assets
Investment in ether	12,540.0000	$40,293,304	$41,803,344	100.00%
Total investments	12,540.0000	$40,293,304	$41,803,344	100.00%
Less liabilities			-	-%
Net assets			$41,803,344	100.00%

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended December 31, 2024*	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024*
Expenses:
Sponsor’s fee	$18,827	$28,956
Less waiver	(18,827)	(28,956)
Total expenses	-	-
Net investment loss	-	-

Net realized and change in unrealized gain (loss) on investment in ether
Net realized gain (loss) on investment in ether	215,469	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	8,286,409	1,509,264
Net realized and change in unrealized gain (loss) on investment in ether	8,501,878	1,529,902
Net increase (decrease) in net assets resulting from operations	8,501,878	1,529,902
Net increase (decrease) in net assets per Share(a)(b)	$5.07	$0.98

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,529,902
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(42,553,442)
Sales of ether	4,901,065
Net realized (gain) loss on investment in ether	(20,638)
Net change in unrealized (appreciation) depreciation on investment in ether	(1,509,264)
Change in operating assets and liabilities:	-
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(37,652,377)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$42,553,442
Payments on Shares redeemed	(4,901,065)
Net cash provided by (used in) financing activities	$37,652,377
Cash
Net increase in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended December 31, 2024*	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024*^
Net assets, beginning of period	$30,963,023	$2,621,065
Net investment loss	-	-
Net realized gain (loss) on investment in ether	215,469	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	8,286,409	1,509,264
Net increase (decrease) in net assets resulting from operations	8,501,878	1,529,902
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	6,216,940	42,553,442
Distributions for Shares redeemed	(3,878,497)	(4,901,065)
Net increase (decrease) in net assets resulting from capital share transactions	2,338,443	37,652,377
Net assets, end of period	$41,803,344	$41,803,344

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

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

The accompanying financial statement of assets and liabilities and schedule of investments on December 31, 2024, and the statements of operations, statement of cash flows and statements of changes in net assets for the period ended December 31, 2024, and the period from July 23, 2024 to December 31, 2024, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period from July 23, 2024 (Date of commencement of operations) to December 31, 2024, and for periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

2.1.          Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The financial statements are presented for the Trust, as the registrant, combined with the Fund (in a separate section of this report) and for the Fund individually. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

2.3.          Valuation of Ether

The Fund’s financial statements are prepared in accordance GAAP for interim financial information. Ether is priced at 11:59:59PM ET. With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

On December 31, 2024, the value of the ether held by the Fund was categorized as Level 1.

The cost basis of the investment in ether recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of ether at the time of purchase.

2.4.          Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For the period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period July 23, 2024 to December 31, 2024, the Fund accrued the Sponsor’s Fee of $(28,956) less waiver of $28,956. The net Sponsor’s Fee payable for the period post waiver was $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Ethereum network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2024, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024* are as follows:

	Shares	Amount#
Balance at October 1, 2024	1,550,000	$37,934,223
Creation of Shares	250,000	6,216,940
Redemption of Shares	(150,000)	(3,878,497)
Balance at December 31, 2024	1,650,000	$40,272,666

Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024* are as follows:

	Shares	Amount#
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289	^
Creation of Shares	1,750,000	42,553,442
Redemption of Shares	(200,000)	(4,901,065)
Balance at December 31, 2024	1,650,000	$40,272,666

#	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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

2.8.          Recently Issued Accounting Pronouncements

In November 2023, the FASB issued an Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances segment reporting by requiring public companies to disclose additional information about their reportable segments. This includes expanded disclosures on significant segment expenses, segment profit or loss, and specific segment-level information that helps financial statement users better understand the entity's financial performance and resource allocation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Trust and the Fund are in the process of evaluating the impact of this ASU.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust and the Fund have adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for ether in accordance with its classification as an investment company for accounting purposes.

3.          INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024*:

	Quantity of ether	Amount in US$
Balance at October 1, 2024	11,780.0000	$30,963,023
Ether purchased for the creation of Shares	1,900.0000	6,216,940
Ether sold for the redemption of Shares	(1,140.0000)	(3,878,497)
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	215,469
Net change in unrealized appreciation (depreciation) on investment in ether	-	8,286,409
Balance at December 31, 2024	12,540.0000	$41,803,344

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024*:

	Quantity of ether	Amount in US$
Balance at July 23, 2024	760.0000	$2,621,065	^
Ether purchased for the creation of Shares	13,300.0000	42,553,442
Ether sold for the redemption of Shares	(1,520.0000)	(4,901,065)
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	-	1,509,264
Balance at December 31, 2024	12,540.0000	$41,803,344

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2024, no shares of the Fund were held by a related party.

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

5.          CONCENTRATION OF RISK

The Fund holds only ether and cash, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Fund. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the Ethereum network, among other things.

6.          FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31, 2024*	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024*
Net asset value per Share, beginning of period	$19.98	$26.21 (a)
Net investment loss(b)	-	-
Net realized and unrealized gain (loss) on investment in ether	5.36	(0.87)
Net change in net assets from operations(c)	5.36	(0.87)
Net asset value per Share, end of period	$25.34	$25.34

Total return, at net asset value(d)(e)	26.83%	(3.32)%

Ratio to average net assets
Net investment loss(f)	0.00%	0.00%
Gross expenses(f)	0.19%	0.19%
Net expenses(f)	0.00%	0.00%

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.
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

(f)	Annualized.

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

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any ether or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

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

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Ethereum as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any ether network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

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

Results of Operations for the three months ended December 31, 2024*

For the three months ended to December 31, 2024, 250,000 Shares were issued in exchange for 1,900.0000 ether and (150,000) Shares were redeemed in exchange for (1,140.0000) ether. The Fund’s NAV per Share began the period at $19.98 and ended the period at $25.34. The 26.83% increase in the Fund's NAV from $19.98 at September 30, 2024 to $25.34 at December 31, 2024 is directly related to the 26.83% increase in the price of ether.

Net realized and unrealized gain on investment in ether for the period ended December 31, 2024, was approximately $8,501,878 which includes a net realized gain on investment in ether sold for redemptions of $215,469 and net change in unrealized appreciation on investment in ether of approximately $8,286,409. Net realized and unrealized gain on investment in ether for the period was driven by ether price appreciation from $2,628.44 per ether as of September 30, 2024 to $3,333.60 per ether as of December 31, 2024. Net increase in net assets resulting from operations was approximately $8,501,878 for the period ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in ether of $8,501,878. Net assets increased to approximately $41,803,344 on December 31, 2024. The increase in net assets primarily resulted from the aforementioned ether price appreciation and net capital share transactions of approximately $2,338,443.

Results of Operations for the period July 23, 2024 (Date of commencement of operations) to December 31, 2024*

For the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024, 1,750,000 Shares were issued in exchange for 13,300.0000 ether and (200,000) Shares were redeemed in exchange for (1,520.000) ether. The Fund’s NAV per Share began the period at $26.21 and ended the period at $25.34. The (3.32)% decrease in the Fund's NAV from $26.21 from the period from July 23, 2024 (Date of Commencement of operations) to $25.34 at December 31, 2024 is directly related to the (3.32)% decrease in the price of ether.

Net realized and unrealized gain on investment in ether for the period ended December 31, 2024, was approximately $1,529,902 which includes a net realized gain on investment in ether sold for redemptions of $20,638 and net change in unrealized appreciation on investment in ether of approximately $1,509,264. Net realized and unrealized gain on investment in ether for the period was driven by ether price depreciation from $3,448.77 per ether for the period from July 23, 2024 (Date of Commencement of operations) to $3,333.60 per ether as of December 31, 2024. Net increase in net assets resulting from operations was approximately $1,529,902 for the period ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in ether of $1,529,902. Net assets increased to approximately $41,803,344 on December 31, 2024. The increase in net assets primarily resulted from the aforementioned ether price movement and net capital share transactions of approximately $37,652,377.

*	No comparative period presented as the Fund’s operations commenced on July 23, 2024.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs. The Sponsor is not required to pay any extraordinary or non-routine expenses.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. For a period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

Off-Balance Sheet Arrangements

At December 31, 2024, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Ether

As movements in the price of ether are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of ether. Past movements in the ether price are not indicators of future movements.

The following chart shows movements in the price of ether based on the CME CF Ether-Dollar Reference Rate – New York Variant for the Ethereum – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from October 1, 2024 to December 31, 2024.

The average, high, low and end-of-period ether prices based on the CME CF Benchmarks Price are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
October 1, 2024 to December 31, 2024	3,074.94	4,074.58	December 6, 2024	2,345.81	October 3, 2024	3,345.85	December 31, 2024

(1)	The end of period ether price is the CME CF Benchmarks Price on the last business day of the period.

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

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund's disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 12, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

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

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 3 Creation Unit (comprising 150,000 Shares) during the quarter ended December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2024 – October 31, 2024	-	$-
November 1, 2024 – November 30, 2024	-	-
December 1, 2024 – December 31, 2024	150,000	25.86

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2024.

Item 6. Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No	Description of Exhibit

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

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

Date: February 12, 2025

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.