Form 10-K
period 2025-03-31
Franklin Ethereum Trust
filed 2025-06-30
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-042169

FRANKLIN ETHEREUM TRUST

SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	99-6268769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Parkway
San Mateo, CA 94403
(650) 312-2000

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Franklin Ethereum ETF Shares	EZET	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No
As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates of the registrant was $27,592,405, based upon the last reported sales price for such date on the Cboe BZX Exchange, Inc.
The registrant had 1,700,000 outstanding shares as of June 3, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward- looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for ether and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes– Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•     the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•     the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;

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

Franklin Ethereum ETF
Franklin Ethereum Trust

PART I

Item 1.
 Business

DESCRIPTION OF THE TRUST
The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust currently offers a single series, the Franklin Ethereum ETF (the “Fund”). The Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”) under the symbol “EZET.” Shares are not obligations of, and are not guaranteed by, the Sponsor or any of its subsidiaries or affiliates.
The Fund seeks to reflect generally the performance of the price of ether. The Fund seeks to reflect such performance before payment of the Fund's expenses and liabilities. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund’s expenses. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether.

The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Marketing Agent, Transfer Agent, and the Cash Custodian. The ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Coinbase Inc., an affiliate of Coinbase Custody, serves as the prime broker (“Prime Broker”). Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund. This means that the Sponsor does not sell ether at times when its price is high or acquire ether at  low  prices  in  the  expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective. The Fund is not managed like a corporation or an active investment vehicle. The Trust and the Fund do not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not required to register under such act. The Fund does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act (“CEA”). The Fund is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares.

organization

The Trust is organized as a Delaware statutory trust. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company, is the Trustee of the Trust.

The Trust was formed and is operated in a manner such that a series is liable only for obligations attributable to such series. This means that Shareholders of the Fund are not subject to the losses or liabilities of any other series, as may be created from time to time, and shareholders of any such other series are not subject to the losses or liabilities of the Fund. Accordingly, the debts, liabilities, obligations, and expenses (collectively, “Claims”) incurred, contracted for or otherwise existing solely with respect to the Fund are enforceable only against the assets of the Fund and not against any other series as may be established or the Trust generally. This limitation on liability is referred to as the “Inter-Series Limitation on Liability.” The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions are met, then the debts of any series are enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. For the avoidance of doubt, the Inter-Series Limitation on Liability applies to each series of the Trust, including the Fund and any other series that may be established.

The Fund creates and redeems Shares on a continuous basis but only in Creation Units consisting of 50,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Fund engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders). The Fund conducts its ether purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “Ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Ether Trading Counterparties and the Fund, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. An Ether Trading Counterparty may be an affiliate of an Authorized Participant.

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Fund. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Fund. All Shares are transferable, fully paid, and non-assessable. The assets of the Fund consist primarily of ether held by the Ether Custodian on behalf of the Fund and cash. Creation Units are redeemed by the Fund in exchange for an amount of ether or cash equal to the amount of ether represented by the aggregate number of Shares redeemed. The Trust is not a registered investment company under the Investment Company Act and is not required to register under such act. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund.

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund. The ether held by the Fund will only be sold (1) on an as-needed basis to pay the Fund’s expenses and to meet redemption requests, (2) in the event the Fund terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of ether by the Fund is a taxable event to Shareholders.

Under the Declaration of Trust, Shareholders have no voting rights except as the Sponsor may consider desirable and so authorize in its sole discretion.

The Sponsor may terminate the Trust or the Fund in its sole discretion. The Sponsor will give written notice of the termination of the Trust or the Fund, specifying the date of termination, to Shareholders of the Trust or the Fund, as applicable, at least 30 days prior to the termination of the Trust or the Fund. The Sponsor will, within a reasonable time after such termination, sell all the Fund’s ether not already distributed to Authorized Participants redeeming Creation Units, if any, in such a manner to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Declaration of Trust. The Sponsor may suspend its sales of the Fund’s ether upon the occurrence of unusual or unforeseen circumstances.

Investment Objective

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund’s expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund’s expenses. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether.

An investment in Shares is:

Backed by ether held by the Ether Custodian on behalf of the Fund.

The Shares are backed by the assets of the Fund. The Ether Custodian keeps custody of all of the Fund’s ether, other than that which is maintained in the Trading Balance with the Prime Broker, in the Vault Balance. The Ether Custodian keeps the private keys associated with the Fund’s ether in the Vault Balance. The hardware, software, systems, and procedures of the Ether Custodian may not be available or cost-effective for many investors to access directly. A portion of the Fund’s ether holdings and cash holdings from time to time may temporarily be held with the Prime Broker, an affiliate of the Ether Custodian, in the Trading Balance, in connection with creations and redemptions of Creation Units and the sale of ether to pay the Sponsor’s fee and Fund expenses not assumed by the Sponsor, to the extent applicable, and in extraordinary circumstances, in connection with the liquidation of the Fund’s ether. These periodic holdings held in the Trading Balance with the Prime Broker represent an omnibus claim on the Prime Broker’s ether held on behalf of clients; these holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell ether on behalf of clients.

As convenient and easy to handle as any other investment in shares.

Investors may purchase and sell Shares through traditional securities brokerage accounts and can avoid the complexities of handling ether directly (e.g., managing wallets and public and private keys themselves, or interfacing with a trading platform), which some investors may not prefer or may find unfamiliar.

Exchange listed.

The Shares are listed and traded on the Cboe BZX Exchange under the ticker symbol “EZET.”

calculation of nav; valuation of ether and the cf benchmarks index

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator will value the ether held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the Index is unreliable. The CF Benchmarks Index shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the ether held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading.

The CF Benchmarks Index employed by the Fund is calculated on each Business Day by aggregating the notional value of ether trading activity across major ether spot exchanges. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”), a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR. The CF Benchmarks Index serves as a once-a-day benchmark rate of the U.S. dollar price of ether (USD/ETH), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several ether exchange platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one ether at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent ether exchanges, which are currently Bitstamp, Kraken, itBit, Gemini, Coinbase, LMAX Digitial (the “Constituent Platforms”), and Crypto.com and which may change from time to time, as follows:

•      All Relevant Transactions are added to a joint list, recording the time of execution, and trade price for each transaction.

•      The list is partitioned by timestamp into 12 equally-sized time intervals of 5 (five) minute length.

•      For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.

•      The ETHUSD_RR is then determined by the equally-weighted average of the volume medians of all partitions.

The CF Benchmarks Index is solely calculated from spot Ether-USD transactions conducted on Constituent Platforms within the observation window of 3:00 p.m. to 4:00 p.m. ET, it does not include any futures prices in its methodology. A “Relevant Transaction” is any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the ETH/USD pair that is reported and disseminated by a Constituent Platform through its publicly available Application Programming Interface (“API”) and observed by the Index Administrator. Although the CF Benchmarks Index is intended to accurately capture the market price of ether, third parties may be able to purchase and sell ether on public or private markets and such transactions may take place at prices materially higher or lower than the CF Benchmarks Index price.

FEES AND EXPENSES OF THE FUND

The Fund’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.19% of the daily net asset value of the Fund. In exchange for the Sponsor’s fee, the Sponsor assumes the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor also pays the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund sells ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ether network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ether network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from July 23, 2024, to January 31, 2025, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Ether network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ether blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they are the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty, or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities are sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.

To cover the Sponsor’s fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Fund to convert ether into U.S. dollars generally at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of ethers represented by a Share will decline each time the Fund pays the Sponsor’s fee, or any Fund expenses not assumed by the Sponsor by transferring or selling ethers. The quantity of ethers sold to permit payment of the Sponsor’s fee or Fund expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Fund’s expenses and the value of ethers held by the Fund. Assuming that the Fund is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ethers by the Fund for the payment of Fund expenses generally are a taxable event to Fund Shareholders. The Fund expects that any trading commissions associated with block trading, if applicable, are allocated across the Fund, and other client accounts managed by affiliates of the Sponsor (including registered and unregistered funds and separately managed accounts (“Client Accounts”)) on a pro rata basis.

Creation and Redemption of Shares

The Fund creates and redeems Shares on a continuous basis but only in Creation Units consisting of 50,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Fund will engage in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders). The Fund will conduct its ether purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “Ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Ether Trading Counterparties and the Fund, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. An Ether Trading Counterparty may be an affiliate of an Authorized Participant. At inception, in addition to the Prime Broker described above, the Trust on behalf of the Fund had entered into a Master Purchase and Sale Agreement for Digital Assets (the “Master Agreement”) with JSCT, LLC (“Jane Street”) and a Liquidity Provider Agreement with Virtu Financial Singapore Pte., Ltd. (“Virtu”) to allow the Fund to enter into spot purchase or sale transactions in ether on a principal to principal basis. Additional Ether Trading Counterparties may be added from time to time, subject to the discretion of the Sponsor. Virtu is under common control and ownership with Virtu Americas LLC and Jane Street is under common control and ownership with Jane Street Capital, LLC. Both Virtu Americas LLC and Jane Street Capital, LLC serve as an Authorized Participant of the Fund as of the date of this report.

The Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares. Further, Authorized Participants do not directly or indirectly purchase, hold, deliver, or receive ether as part of the creation or redemption process or otherwise direct the Fund or a third-party with respect to purchasing, holding, delivering, or receiving ether as part of the creation or redemption process.

The Fund creates Shares by receiving ether from a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to deliver the ether. Further, the third-party does not act as an agent of the Authorized Participant with respect to the delivery of the ether to the Fund or at the direction of the Authorized Participant with respect to the delivery of the ether to the Fund. The Fund redeems shares by delivering ether to a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to receive the ether. Further, the third-party does not act as an agent of the Authorized Participant with respect to the receipt of the ether from the Fund or at the direction of the Authorized Participant with respect to the receipt of the ether from the Fund. The third-party is unaffiliated with the Fund and the Sponsor.

Creation Procedures

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities), solely in exchange for cash. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Purchase orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received by the Transfer Agent is considered the purchase order date.

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant pays to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the Ether Custodian in connection with the issuance of Creation Units for such purchase order (including Ether network fees) (“Custody Transaction Costs”). The Administrator reimburses any Custody Transaction Costs to the Ether Custodian according to the amounts invoiced by the Ether Custodian. Any Ether network fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

The date the order is received will determine the estimated cash amount (the “Creation Unit Deposit Amount”) the Authorized Participant needs to deposit and the ether amount (the “Creation Ether Amount”) the Fund needs to purchase from the Ether Trading Counterparty or through the Prime Broker. The final cash amounts are determined after the net asset value of the Fund is struck and the Fund’s ether transactions have settled. Fractions of an ether smaller than 0.00000001 (known as a 10 “gwei”) are disregarded for purposes of the computation of the Creation Ether Amount. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

If the Sponsor (or its designee) accepts the purchase order, it will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 2:45 p.m. ET on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Sponsor (or its designee) and indicating the Creation Unit Deposit Amount that the Authorized Participant must deliver to the Cash Custodian or Prime Broker in exchange for each Creation Unit. Prior to the Sponsor’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s unilateral offer to deposit cash in exchange for Creation Units and will have no binding effect upon the Fund, the Sponsor, the Transfer Agent, the Ether Custodian or any other party.

The Creation Unit Deposit Amount necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the cash amount constituting the Creation Unit Deposit Amount and the quantity of ether constituting the Creation Ether Amount as appropriate to reflect sales of ether, any loss of ether that may occur, and accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 PM ET. The Administrator determines the Creation Unit Deposit Amount for a given day by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and determine the Creation Ether Amount for a given day by dividing the Creation Unit Deposit Amount for that day by that day’s CF Benchmarks Index. The Creation Unit Deposit Amount and the Creation Ether Amount so determined is made available to all Authorized Participants and Ether Transaction Counterparties, and is made available on the Sponsor’s website for the Shares.

On the date of the purchase order, the Fund chooses, in its sole discretion, to enter into a transaction with a Ether Trading Counterparty or the Prime Broker to buy ether in exchange for the cash proceeds from such purchase order. For settlement of a creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the Ether Trading Counterparty or Prime Broker, as applicable, delivers the required ether pursuant to its trade with the Fund into the Fund’s Trading Balance with the Prime Broker in exchange for cash. In the event the Fund has not been able to successfully execute and complete settlement of a ether transaction by the settlement date of the purchase order, the settlement date may be delayed. With respect to a purchase order, as between the Fund and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the ether price utilized in calculating NAV on the trade date and the price at which the Fund acquires the ether to the extent the price realized in buying the ether is higher than the ether price utilized in the NAV. To the extent the price realized in buying the ether is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

Whether the purchase of ether was entered into with a Ether Trading Counterparty or via the Prime Broker, such party delivers ether related to such transaction to the Fund’s Trading Balance. This transfer is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

Because the Fund’s Trading Balance may not be funded with cash on the trade date for the purchase of ether associated with the purchase order, the Fund may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the purchase order on the trade date. The extension of Trade Credits on the trade date allows the Fund to purchase ether through the Prime Broker on the trade date, with such ether being deposited in the Fund’s Trading Balance. For settlement of a creation, the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. To the extent Trade Credits were utilized, the Fund uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction. Any trade financing fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

Upon the deposit by the Ether Trading Counterparty or the Prime Broker of the corresponding amount of ether with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of March 31, 2025, Jane Street Capital, LLC, J.P. Morgan Securities LLC, Virtu Americas LLC, Citadel Securities LLC, and Goldman Sachs & Co. LLC have each executed an Authorized Participant Agreement and are the only Authorized Participants. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the paragraph above, when the Fund purchases ether, the deposit of ether will initially be credited to the Fund’s Trading Balance with the Prime Broker before being swept to the Fund’s Vault Balance with the Ether Custodian pursuant to a regular end-of-day sweep process. Transfers of ether into the Fund’s Trading Balance are off-chain transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are “on-chain” transactions represented on the ether blockchain. Any costs related to transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are borne by the Authorized Participant (and not the Fund or its Shareholders).

Because the Sponsor assumes what are expected to be most of the Fund’s expenses under the unitary fee arrangement, and the Sponsor’s fee accrues daily at the same rate, in the absence of any extraordinary expenses or liabilities, the amount of ether by which the Creation Ether Amount will decrease each day will be predictable. The Sponsor causes the Administrator to make available on each Business Day an indicative Creation Unit Deposit Amount for the next Business Day. Authorized Participants may use that indicative Creation Unit Deposit Amount as guidance regarding the amount of cash that they may expect to have to deposit with the Administrator in respect of purchase orders placed by them on such next Business Day and accepted by the Sponsor. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Sponsor, the Authorized Participant are required to deposit with the Administrator the Creation Unit Deposit Amount as determined by the Sponsor on the effective date of the purchase order.

No Shares are issued unless and until the Prime Broker has informed the Sponsor that the corresponding amount of ether has been received in the Fund’s account. Disruption of services at the Prime Broker or Ether Custodian would have the potential to delay settlement of the ether related to Share creations.

Ether transactions that occur on the blockchain are susceptible to delays due to ether network outage, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that ether transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are delayed due to congestion or other issues with the Ether network, such ether will not be held in cold storage in the Vault Balance until such transfers can occur.

The Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

Ether held in the Fund’s Ether Custodian account is the property of the Fund and is not traded, leased, or loaned under any circumstances.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order if the Sponsor determines that:

•      the purchase order is not in proper form;

•      it would not be in the best interest of the Shareholders of the Fund;

•      the acceptance of the purchase order would have adverse tax consequences to the Fund or its Shareholders;

•      the acceptance or receipt of the purchase order would, in the opinion of counsel to the Sponsor, be unlawful; or

•      circumstances outside the control of the Fund, the Sponsor, the Marketing Agent or the Ether Custodian or Cash Custodian make it, for all practical purposes, not feasible to process the order (including if the Sponsor determines that the investments available to the Fund at that time will not enable it to meet its investment objective).

None of the Sponsor, the Transfer Agent, the Ether Custodian or the Cash Custodian are liable for the rejection of any purchase order. The Fund may reject any purchase order that is not in proper form.

Redemption Procedures

The Fund redeems Creation Units solely in exchange for cash proceeds from selling the amount of ether represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs incurred by the Fund. The Authorized Participant pays to the Administrator (1) a transaction fee on each redemption order and (2) the transfer, processing and other transaction costs charged by the Ether Custodian in connection with the redemption of Creation Units for such redemption order (including Ether network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Ether Custodian according to the amounts invoiced by the Ether Custodian. Any Ether network fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund may choose, in its sole discretion, to enter into a transaction with a Ether Trading Counterparty or the Prime Broker, to sell ether in exchange for cash. Also, on the date of the redemption order, the Fund instructs the Ether Custodian to prepare to move the associated ether from the Fund’s Vault Balance with the Ether Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus one (T+1) Business Day), the Authorized Participant delivers the necessary Shares to the Fund, a Ether Trading Counterparty or the Prime Broker, as applicable, delivers the cash to the Fund associated with the Fund’s sale of ether, ether is delivered to the Ether Trading Counterparty’s account at the Prime Broker or directly to the Prime Broker, as applicable, and the Fund delivers cash to the Authorized Participant. In the event the Fund has not been able to successfully execute and complete settlement of a ether transaction by the settlement date of the redemption order, the settlement date may be delayed. With respect to a redemption order, between the Fund and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the ether price utilized in calculating the NAV on the trade date and the price realized in selling the ether to raise the cash needed for the cash redemption order to the extent the price realized in selling the ether is lower than the ether price utilized in the NAV. To the extent the price realized from selling the ether is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The transfers of ether from the Fund’s Trading Balance to the Ether Trading Counterparty’s account at the Prime Broker or to the Prime Broker is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

The Fund’s Trading Balance with the Prime Broker may not be funded with ether on the trade date for the sale of ether in connection with the redemption order, when ether remains in the Fund’s Vault Balance with the Ether Custodian at the point of intended execution of a sale of ether. In those circumstances the Fund may borrow Trade Credits in the form of ether from the Trade Credit Lender, which allows the Fund to sell ether through the Prime Broker on the trade date, and the cash proceeds are deposited in the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption where Trade Credits were utilized, the Fund delivers cash to the Authorized Participant in exchange for Shares received from the Authorized Participant. In the event Trade Credits were used, the Fund will use the ether moved from the Fund’s Vault Balance with the Ether Custodian to the Trading Balance with the Prime Broker to repay the Trade Credits borrowed from the Trade Credit Lender. Any trade financing fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

Transfers of ether from the Fund’s Vault Balance to the Fund’s Trading Balance are “on-chain” transactions represented on the ether blockchain.

Ether transactions that occur on the blockchain are susceptible to delays due to ether network outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that ether transfers from the Fund’s Vault Balance to the Fund’s Trading Balance are delayed due to congestion or other issues with the ether network or the Fund’s operations, redemptions in the Fund could be delayed.

Disruption of services at the Prime Broker, Ether Custodian, Cash Custodian or the Authorized Participant’s banks would have the potential to delay settlement of the ether related to Share redemptions.

Upon the surrender of such Shares and the payment of the applicable transaction fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, and the completion of the sale of ether for cash by the Fund, the Sponsor (or its designee) will instruct the delivery of cash to the Authorized Participant. As noted above, the Authorized Participant is responsible for the dollar cost of the difference between the value of ether calculated by the Administrator for the applicable NAV per Share of the Fund and the price at which the Fund sells ether to raise the cash needed for the cash redemption order to the extent the price realized in selling the ether is lower than the ether price utilized in the NAV. To the extent the price realized from selling the ether is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The redemption distribution due from the Fund are delivered once the Transfer Agent notifies the Sponsor or its delegate that the Authorized Participant has delivered the Shares represented by the Creation Units to be redeemed to the Fund’s DTC account. If the Fund’s DTC account has not been credited with all of the Shares of the Creation Units requested to be redeemed, the redemption distribution will be delayed until such time as the Transfer Agent confirms receipt of all such Shares. Once the Transfer Agent notifies the Sponsor or its delegate that the Shares have been received in the Fund’s DTC account, the Administrator instructs the Cash Custodian to transfer the cash amount from the Fund’s Cash Custodian account to the Authorized Participant. The redemption distribution due from the Fund will generally be delivered on the next business day following the redemption order date if the Fund’s DTC account has been credited with the Creation Units to be redeemed. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

The date the order is received determines the cash to be received in exchange. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of cash to the Cash Custodian in exchange for Creation Units (including any applicable value added tax) are the sole responsibility of the Authorized Participant making such delivery.

Ether held in the Fund’s Ether Custodian account is the property of the Trust and is not traded, leased, or loaned under any circumstances. Except for transactions with the Trade Credit Lender, the Fund’s assets may not be loaned, pledged, hypothecated or re-hypothecated by any entity, including the Fund, Sponsor, Prime Broker or Ether Custodian.

Suspension of Creation or Redemption Orders

As described above, the Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

The Fund may, in its discretion, and will, when directed by the Sponsor, suspend the right of redemption, generally or with respect to a particular redemption order as follows: (1) during any period in which regular trading on the Cboe BZX Exchange is suspended or restricted, or the Exchange is closed (other than scheduled weekend or holiday closings), (2) during any period when the Sponsor determines that delivery, disposal or evaluation of ether is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Broker, Ether Custodian, Cash Custodian, Administrator, or other service providers to the Fund, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, order entry systems, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Ether network, hacking, cybersecurity breach, or power, Internet, or Ether network outage, or similar event), or (3) during such other period as the Sponsor determines to be necessary for the protection of the Shareholders. None of the Fund, the Sponsor or the Administrator will not be liable to any person or liable in any way for any loss or damages that may result from any such rejection, suspension or postponement.

The Fund may reject any redemption order that is not in proper form.

If the Fund suspends creations or redemptions, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

Service Providers of the Trust

The sponsor

The Sponsor of the Trust and the Fund is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company and was formed July 21, 2021. Franklin Resources, Inc., a corporation registered under Delaware law, is the ultimate parent company of the Sponsor.

The Sponsor is responsible for establishing the Fund and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers, but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and provides any required certification for such reports. The Sponsor designates the independent registered public accounting firm of the Fund and may from time to time employ legal counsel for the Fund. The Marketing Agent assists the Sponsor in marketing the Shares. The Marketing Agent is an affiliate of the Sponsor.

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares, including the Fund's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Act, which can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/40521/SINGLCLASS/franklin-ethereum-etf/EZET. The information on the Fund’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Liability of the Sponsor and Indemnification

The Sponsor is not liable to the Trust, Fund, or any series of the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any ether or other assets of the Fund or the Trust. However, the preceding liability exclusion does not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

the trustee

CSC Delaware Trust Company, a subsidiary of the Corporation Service Company, serves as Trustee of the Trust. The Trustee’s principal offices are located at 251 Little Falls Drive, Wilmington, DE 19808. The structure of the Trust and the number and/or identity of the Trustee may be amended in the future via amendments to the Trust’s Certificate of Trust and the Declaration of Trust.

The Trustee has none of the duties or liabilities of the Sponsor. The duties of the Trustee shall be limited to (i) accepting legal process served on the Trust in the State of Delaware, (ii) the execution of any certificates required to be filed with the Secretary of State of the State of Delaware which the Trustee is required to execute under Section 3811 of the Delaware Statutory Trust Act, and (iii) any other duties specifically allocated to the Trustee in the Declaration of Trust or agreed in writing with the Sponsor from time to time.

Liability of the trustee and Indemnification

The Trustee is not liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for a Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of its officers, affiliates, directors, employees, and agents are indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

the administrator

The Sponsor entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

THE Transfer AGENT

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust.

the ether custodian

The Ether Custodian for the Fund’s ether holdings is Coinbase Custody Trust Company, LLC, and the Trust, on behalf of the Fund, has entered the Custodian Agreement with the Ether Custodian. The Sponsor may, in its sole discretion, add or terminate ether custodians at any time. The Sponsor may, in its sole discretion, change the custodian for the Fund’s ether holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Fund from other such custodians.

The Ether Custodian keeps custody of all of the Fund’s ether in segregated accounts in the cold (i.e., non-networked) Vault Balance other than the Fund’s ether, which is temporarily maintained in the Trading Balance with the Prime Broker. Fund assets held in the Vault Balance are held in segregated wallets, and are not commingled with the Ether Custodian’s or its affiliates’ assets, or the assets of the Ether Custodian’s other customers. The Vault Balance is held at Ether blockchain addresses at which only the Fund’s assets are held. The percentage of the Fund’s ether that is held in the Cold Vault Balance will vary as dictated by business needs and there is no set percentage. The Ether Custodian keeps all of the private keys associated with the Fund’s ether in cold storage (i.e., on a non-networked computer or electronic or storage device).

Cold storage is a safeguarding method by which the private key(s) corresponding to ether is (are) generated and stored in an offline manner. Private keys are generated in offline computers or devices that are not connected to the internet so that they are more resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked.

Cold storage of private keys involves keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The Ether Custodian receives deposits of ether but does not send ether without use of the corresponding private keys. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the Ether Custodian are involved in private key management operations, and the Ether Custodian has represented that no single individual has access to full private keys.

The Trust retains audit rights with respect to the verification of the Fund’s ether. Specifically, all copies of records of Coinbase Custody are at all times during its regular business hours open for inspection and use by duly authorized officers, employees or agents of the Trust. In addition, the Ether Custodian provides twice per calendar year the Trust with a copy of its Service Organizational Control (SOC) 1 and 2 reports prepared in accordance with the requirements of AT section 801, Reporting on Controls at a Service Organization or other information necessary to verify that satisfactory internal control systems and procedures are in place. The Ether Custodian’s internal audit team performs periodic internal audits over custody operations, and the Ether Custodian has represented that SOC attestations covering private key management controls are also performed on the Ether Custodian by an external provider.

Coinbase Global, Inc. (“Coinbase Global”) maintains a commercial crime insurance policy which is intended to cover the loss of client assets held by Coinbase Insureds, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of the Coinbase Insured’s customers, is not specific to the Fund or to customers holding ether with the Ether Custodian or Prime Broker and may not be available or sufficient to protect the Fund from all possible losses or sources of losses.

In the event of a fork, the Coinbase Entities may temporarily suspend Prime Broker Services (with or without notice to the Fund). The Coinbase Entities may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely. The Coinbase Entities are required to use commercially reasonable efforts to timely select at least one of the forked protocol branches to support and will identify such selection in a notice reasonably in advance of such fork (to the extent practicable) to provide a Fund the opportunity to arrange for the transfer of the relevant digital assets, which the Coinbase Entities shall use commercially reasonable efforts to accomplish in advance of such fork. Neither the Ether Custodian nor the Prime Broker will have any liability, obligation or responsibility whatsoever arising out of or relating to the operation of an unsupported branch of the Ether blockchain in the event of a fork. Neither the Ether Custodian nor the Prime Broker support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with ether. The Fund holds only ether and cash and may not hold any non-ether crypto asset. The Trust issued a standing instruction regarding airdrops and forks to the Ether Custodian consistent with the foregoing policy.

Under the Custodian Agreement, the Ether Custodian’s liability is limited to the greater of (i) the aggregate amount of fees paid by the Fund to the Ether Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability or (ii) the value of the supported digital assets on deposit in the Fund’s custodial account(s) giving rise to such liability at the time of the event giving rise to such liability; provided, that in no event shall Ether Custodian aggregate liability in respect of each cold storage address exceed $100,000,000. In addition, Coinbase’s defense and indemnity obligations under the Prime Broker Agreement (the Custodian Agreement is part of the Prime Broker Agreement) are limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the Ether Custodian’s fraud or willful misconduct. The Ether Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service, which result directly or indirectly from a cause or condition beyond the reasonable control of the Ether Custodian. Under the Custodian Agreement, except in the case of its negligence, fraud or willful misconduct, the Ether Custodian shall not have any liability, obligation, or responsibility for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Fund’s computer or other equipment, or any phishing, spoofing or other attack.

The Ether Custodian Agreement forms a part of the Prime Broker Agreement, and is subject to the termination provisions in the Prime Broker Agreement. If the Ether Custodian closes the Fund’s custodial account or terminates the Fund’s use of the custodial services, the Fund are permitted to withdraw ether associated with the Fund’s custodial account for a period of up to ninety days following the date of deactivation or cancellation to the extent not prohibited (i) under applicable law, including applicable sanctions programs, or (ii) by a facially valid subpoena, court order, or binding order of a government authority. The Ether Custodian may not, directly or indirectly, lend, pledge, hypothecate or re-hypothecate any Fund assets in the Vault Balance and no Coinbase Entity may sell, transfer, loan, rehypothecate or otherwise alienate the Fund’s assets credited to Fund’s Trading Balance unless instructed by Client. The Vault Balance and Trading Balance are subject to the lien to secure outstanding Trade Credits in favor of the Trade Credit Lender discussed below.

the prime broker

Pursuant to the Prime Broker Agreement, a portion of the Fund’s ether holdings and cash holdings from time to time may be temporarily held with the Prime Broker, an affiliate of the Ether Custodian, in the Trading Balance, for certain limited purposes, in connection with creations and redemptions of Creation Units and the sale of ether to pay the Sponsor’s fee and Fund expenses not assumed by the Sponsor. The Sponsor may, in its sole discretion, add or terminate prime brokers at any time. The Sponsor may, in its sole discretion, change the prime broker for the Fund, but it will have no obligation whatsoever to do so or to seek any particular terms for the Fund from other such prime brokers.

Within the Fund’s Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular ether (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the ether (and cash) the Prime Broker holds on to behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Fund’s Trading Balance represents an omnibus claim on the Prime Broker’s ether (and cash) held on behalf of the Prime Broker’s customers. The Prime Broker holds the ether associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot wallets” (meaning wallets whose private keys are generated and stored online, in Internet-connected computers or devices) or in omnibus accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell ether on behalf of its clients. There are no policies that would limit the amount of ether that can be held temporarily in the Trading Balance maintained by the Prime Broker. However, ether is only moved into the Trading Balance in connection with and to the extent of purchases and sales of ether by the Fund and such ether is swept from the Fund’s Trading Balance to the Fund’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Fund’s use of Trade Credits and early order cutoffs are also designed to limit the amount of time that any of the Fund’s ether is held in the Fund’s Trading Balance.

Within such omnibus hot and cold wallets and accounts, the Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Broker does not disclose to the Sponsor, the percentage of ether that the Prime Broker holds for customers holding similar entitlements as the Fund which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Broker’s name on a trading venue. The Prime Broker has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Broker is not required by the Prime Broker Agreement to hold any of the ether in the Fund’s Trading Balance in cold storage or to hold any such ether in segregation, and neither the Fund nor the Sponsor can control the method by which the Prime Broker holds the ether credited to the Fund’s Trading Balance.

The Prime Broker holds Fund cash credited to the Trading Balance in one of three ways: (i) in one or more omnibus accounts in Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and Money Market Funds, in accordance with state money transmitter laws and (iii) in Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker will title the FBO accounts it maintains with U.S. depository institutions and maintain records of Fund’s interest in a manner designed to enable receipt of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass through basis. The Prime Broker does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker Entity or to any digital asset held by a Prime Broker on Fund’s behalf.

To the extent the Fund sells ether through the Prime Broker, the Fund’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues include reviews conducted by the legal, compliance, security, privacy and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, as of March 31, 2025 include Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four additional non-bank market makers (“NBMMs”).

the cash custodian

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any all losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct or reckless disregard of its duties under the Custody Agreement. The Trust, on behalf of the Fund, will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

the marketing agent

Franklin Distributors, LLC is the Marketing Agent of the Fund. The Marketing Agent is an affiliate of the Sponsor and has its principal address at One Franklin Parkway, San Mateo, CA 94403-1906.

The Marketing Agent and its affiliates may from time to time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent is responsible for marketing the Fund and the Shares on a continuous basis. Among other things, the Marketing Agent assists the Sponsor in: (1) developing a marketing plan for the Fund on an ongoing basis; (2) preparing marketing materials regarding the Shares, including the content on the Fund’s website; (3) executing the marketing plan for the Fund; (4) conducting public relations activities related to the marketing of Shares; and (5) incorporating ether into its strategic and tactical exchange-traded fund research.

authorized participants

Creation Units are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Units and for the delivery of cash in connection with such creations or redemptions. As of Mar 31, 2025, Jane Street Capital, LLC, J.P. Morgan Securities LLC, Virtu Americas LLC, Citadel Securities LLC, and Goldman Sachs & Co. LLC have each executed an Authorized Participant Agreement and are the only Authorized Participants. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. See “Creations and Redemptions” for more details.

Taxation of the trust

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

Item 1A.
  Risk Factors

Risk Factors Related to Digital Assets

●
The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.
●
The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of ether as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Ethereum blockchain.
●
Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ether.
●
Smart contracts, including those relating to decentralized finance (“DeFi”) applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.
●
Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.
●
A temporary or permanent “fork” could adversely affect the value of the Shares.
●
Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Bitcoin, Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, ether and thereby adversely affect the value of the Shares.

Risk Factors Related to the Digital Asset Markets

●
The value of the Shares relates directly to the value of ether, the value of which may be highly volatile and subject to fluctuations due to a number of factors.
●
The Fund’s timing in reaching the market and fee structure relative to other competitor ether products could have a detrimental effect on the scale and sustainability of the Fund.
●
The Index (as defined below) has a limited performance history, and could experience calculation or other errors, in which case the Index price could fail to track the global ether price, and a failure of the Index price could adversely affect the value of the Shares.
●
The Index price used to calculate the value of the Fund’s ether may be volatile, adversely affecting the value of the Shares.

Risk Factors Related to the Fund and the Shares

●
If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.
●
The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or Ether Trading Counterparties.
●
Security threats to the Fund’s account at the Ether Custodian could disrupt or halt Fund operations and result in the loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.
●
Ether transactions are irrevocable and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect the value of the Shares.
●
If the Custodian Agreement, Prime Broker Agreement, an Authorized Participant Agreement or Ether Trading Counterparty agreement (as defined below) is terminated or the Ether Custodian, Prime Broker, an Authorized Participant or an Ether Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant or ether trading counterparty, which could pose a challenge to the safekeeping of the Fund’s ether, and the Fund’s ability to create and redeem Shares and continue to operate may be adversely affected.
●
Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

Risk Factors Related to the Regulation of the Fund and the Shares

●
Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ether or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ether, validation activity, digital wallets, the provision of services related to trading and custodying ether, the operation of the Ethereum network, or the digital asset markets generally.
●
If regulators subject the Fund, or the Sponsor, to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.
●
Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, the Sponsor or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary or nonrecurring expenses to the Fund.
●
The treatment of digital currency for U.S. federal, state and local income tax purposes is uncertain.

 The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risk Factors Related to Digital Assets

The Fund will not directly or indirectly participate in any staking program, and accordingly the Shareholders will not receive any staking rewards or other income.

Neither the Trust or the Fund, nor the Sponsor, nor the Ether Custodian, nor any other person associated with the Trust or Fund will, directly or indirectly, engage in any action whereby any portion of the Fund’s ether is staked. Foregoing potential returns from staking activities could cause an investment in the Shares to deviate from that which would have been obtained by purchasing and holding ether directly by virtue of giving up staking as a source of return when an investor holds the Shares.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers assert that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021-2023. As of the end of the reporting period covered herein, digital asset prices continued to fluctuate.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (‟FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the ‟2022 Events”), the digital asset markets experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by similar events, digital asset prices, including ether, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny increased in response to these events, and could further increase in response to similar events in the future, including from federal as well as state regulators and authorities.

The price of some digital assets, including bitcoin, has risen following the election of Donald Trump as president of the United States. Industry participants generally expect the administration to continue to take a constructive approach toward the digital assets industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital assets industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump's election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in digital assets prices, including ether. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception and a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of ether and other digital assets, including a depreciation in value. The Fund is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ether.

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of ether as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Ethereum blockchain.

Digital assets such as ether were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●     Digital asset networks, including the Ethereum peer-to-peer network and associated blockchain ledger (such blockchain, the “Ethereum blockchain” and together with the peer-to-peer network, the “Ethereum network” or “Layer 1 Ethereum network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because ether is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.
●     Digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the ether network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.
●     Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Ethereum network, would affect the ability to transfer digital assets, including ether, and, consequently, their value.
●    The acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network, such as the Ethereum network, could result in a “fork” in such network’s blockchain, including the Ethereum blockchain, resulting in the operation of multiple separate networks.
●     Governance of the Ethereum network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Ethereum network, which may stymie the Ethereum network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Ethereum network, especially long-term problems.
●    The foregoing notwithstanding, the Ethereum network’s protocol is informally overseen by a collective of core developers who, along with members of the Ethereum community, can introduce proposals, known as Ethereum Improvement Proposals (“EIPs”), for updating the Ethereum network. The core developers evolve over time, largely based on self-determined participation. An Ethereum client (“Ethereum Client”) is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A “node” is a computer or other device that has downloaded the Ethereum Client and is connected to other computers also running the Ethereum Client software, together forming the Ethereum network. To the extent that node operators update their individual Ethereum Client to new specifications, the Ethereum network could be subject to changes that may adversely affect the value of ether. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.
●    Over the past several years, digital asset validator operations have evolved from individual users to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, including due to a decrease in transaction fees, validators are more likely to immediately sell tokens earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
●    To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
●     Many digital asset networks, including the Ethereum network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective or may result in unforeseen problems or issues, and such upgrades may fail, resulting in potentially irreparable damage to the Ethereum network and the value of ether.

●     Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned for involving Geth clients, see “-A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptography underlying the Ethereum network or ether as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Ethereum network or take the Fund’s ether, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.
●    The Ethereum network has been in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as “Ethereum 2.0” and some of which were implemented during 2022, such as the Bellatrix and Paris planned forks (defined below) that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism (the “Merge”). These upgrades have resulted in, and are expected to continue to result in, changes to the Ethereum network. Many of the contemplated upgrades to the Ethereum network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as “the Merge,” which was completed in September 2022, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of ether and the value of the Shares. One completed upgrade is known as the “Shanghai” upgrade, which allows users to unstake their ether and remove it from the relevant smart contract. As a result of this or future upgrades, it is possible that significant volumes of currently locked and illiquid ether becomes unlocked and sold, which could increase volatility in ether prices or have a material adverse effect on the value of ether and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Ethereum network or greater reliance so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could - if unsuccessfully implemented, or if they contain undiscovered flaws - materially adversely impact or even effectively eliminate the value of ether, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “-A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.
●    The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ether as well as other Ethereum network protocols. For example, the Ethereum network has on three occasions reduced the quantity of ether rewarded per block and may make additional changes in the future, see “Overview of the Ethereum Industry-Creation of New Ether” for additional information. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Ethereum network does not successfully develop its policies on supply and issuance and other major design decisions, or does so in a manner that is not attractive to network participants, it could lead to a decline in adoption of the Ethereum network and price of ether.
●     Decentralized application and smart contract developers depend on being able to obtain ether to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require ether in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for ether. Ether’s price volatility (particularly where ether prices increase), or the Ethereum network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Ethereum network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Ethereum blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of ether could be negatively affected.

Moreover, because digital assets, including ether, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this prospectus.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ether.

The first digital asset, bitcoin, was launched in 2009. The Ethereum network launched in 2015 (though some ether was sold in a pre-mine in 2014). Ether, along with bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the Ethereum network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●     Ether is only selectively accepted as a means of payment by retail and commercial outlets, and use of ether by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for ether transactions; process wire transfers to or from digital asset platforms, ether-related companies or service providers; or maintain accounts for persons or entities transacting in ether. As a result, the prices of ether may be influenced to a significant extent by speculators, thus contributing to price volatility that makes retailers less likely to accept ether in the future.
●     Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as ether, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Fund from being able to complete creations and redemptions of Creation Units, the timely liquidation of ether and withdrawal of assets from the Ether Custodian even if the Sponsor determined that such liquidation was appropriate or suitable, or otherwise disrupt the Fund’s operations.

●     Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, including the Ethereum network. For example, some prominent contributors to the Ethereum network have proposed the concept of “privacy pools,” zero-knowledge proofs, and other privacy-preserving features. If any such features are introduced to the Ethereum network, any platforms or businesses that facilitate transactions in ether may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.
●    Users, protocol and application developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Ethereum network.

The Fund is not actively managed and will not have any formal strategy relating to the development of the Ethereum network.

Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Ethereum network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Ethereum network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self‑determined participation. If a significant majority of nodes, users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, adversely affect an investment in the Fund.

The Ethereum network uses cryptographic protocols to govern the interactions within the Ethereum network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolve over time, largely based on self-determined participation in the resource section dedicated to Ethereum on Github.com. The core developers can propose amendments to the Ethereum network’s source code that, if accepted by nodes, validators and users, could alter the protocols and software of the Ethereum network and the properties of ether. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new ether or changes to the ether supply, which could undermine the appeal and market value of ether. Alternatively, software upgrades and other changes to the protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. As a result, the Ethereum network could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Fund.

The open-source structure of the Ethereum network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network and an investment in the Fund.

The Ethereum network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to Ethereum network development. As new ether are rewarded solely for validator activity (other than the 2014 pre-mine) and are not sold on an ongoing basis to generate revenue to support development activity, and the Ethereum network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Ethereum network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Ethereum network and the core developers may lack the resources to adequately address emerging issues with the Ethereum network protocol. Although the Ethereum network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been recent reports that the number of core developers who have the authority to make amendments to the Ethereum network’s source code in the GitHub repository is relatively small, although there are believed to be a larger number of developers who contribute to the overall development of the source code of the Ethereum network. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ether. In the event a high-profile contributor to the Ethereum network, such as Vitalik Buterin, is perceived as no longer able to contribute to the Ethereum network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of ether, which could adversely impact the value of the Shares.

Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Ethereum network. In addition, a bad actor could also attempt to interfere with the operation of the Ethereum network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Ethereum network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Ethereum network and an investment in the Fund may be adversely affected.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks, including the Ethereum network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node.

As of March 31, 2025, the Ethereum network could handle approximately 15 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital asset networks are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all time high. From April 30, 2023, ether transaction fees decreased from $9.52 per ether transaction, on average, to a high of $3.83 per transaction, on average, on April 30, 2024. As of March 31, 2025, ether transaction fees were $0.46 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum network’s consensus mechanism to a process known as proof-of-stake, and was intended to address the perceived shortcomings of the proof-of-work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof-of-work as “miners”) who did not win the race, under proof of work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only validator permitted to validate the block and receive the resulting block reward (which was only given to the first validator to successfully solve the puzzle and hash a given block, and not to others). Instead, under proof-of-stake, a single validator is randomly selected to solve the cryptographic puzzle needed to validate a block, which it proposes to a committee of other validators, who vote for whether to include the block (or not), which reduces the computational work performed - and energy expended - to validate each block compared to proof-of-work. See “Overview of the Ethereum Industry-Creation of New Ether” and “-Modifications to the Ethereum Protocol” for additional information.

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also improve existing or next generation uses. Future upgrades to the Ethereum protocol and Ethereum blockchain to address scaling issues - such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand - have been discussed by network participants, such as sharding. The purpose of sharding is to increase scalability of the Layer 1 Ethereum network by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. However, there appears to be uncertainty and a lack of existing widespread consensus among network participants about how to solve the scaling challenges faced by the Ethereum network.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and applications built on the Ethereum network (consistent with common usage, all such applications are referred to as “decentralized applications” or “DApps,” whether or not decentralized in fact) outside of the main Ethereum network and Ethereum blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 Ethereum network and then post the data, typically in batches, back to the Layer 1 Ethereum network where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves) that is recorded on the Layer 1 Ethereum network. By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum network (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Ethereum network runs in parallel with the existing Layer 1 Ethereum network and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum network to not adequately resolve scaling challenges and adversely impact the adoption of ether and the Ethereum network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Ethereum network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Ethereum network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. For example, in April 2024, Starknet, a Layer 2 built on the Layer 1 Ethereum network, suffered an outage reportedly caused by a rounding error bug that halted production of new blocks on Starknet’s Layer 2 blockchain network. Similar outages, bugs, defects, or other problems could affect Layer 2s in the future. Similarly, in multiple instances throughout 2022 and 2023, the Arbitrum Layer 2 network experienced outages due to failures in its primary node responsible for submitting transactions to the Layer 1 Ethereum network. Although the Layer 1 Ethereum network is believed not to have been affected by those outages, problems on Layer 2s in the future could conceivably affect or cause issues for the Layer 1 Ethereum network. Alternatively, if a widely-used Layer 2 network were to fail, it could reduce demand for ether because it would eliminate a source of demand for using ether to record transactions from the Layer 2 onto the Layer 1 Ethereum network. Any of the foregoing could adversely affect the price of ether or the value of the Shares of the Fund.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.

The largest ether wallets are believed to hold, in aggregate, a significant percentage of the ether in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ether, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ether.

If the digital asset award or transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of ether and the value of the Shares.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ether validators in such a manner that reduced the total net issuance of ether fees paid to validators. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Ethereum blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●      A reduction in the processing power expended by validators on the Ethereum network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “-If a malicious actor or botnet obtains control of more than 50% of the validating power on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such actor or botnet could manipulate the Ethereum blockchain to adversely affect the value of the Shares or the ability of the Fund to operate.”
●    Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Ethereum blockchain or a software upgrade automatically charges fees for all transactions on the Ethereum network, the cost of using ether may increase and the marketplace may be reluctant to accept ether as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum network, the value of ether and the value of the Shares.
●     To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Ethereum network and could prevent the Administrator from completing transactions associated with the day-to-day operations of the Fund, including creations and redemptions with Authorized Participants.
●     During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of profit for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation that will significantly alter an asset’s price on a decentralized exchange. The participant could then for example orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the mempool and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, any potential perception of MEV as unfair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols or the Ethereum network in general. In addition, it is possible regulators or legislators could enact rules which restrict practices associated with MEV, which could diminish the popularity of the Ethereum network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of ether and the value of the Shares.

If a malicious actor or botnet obtains control of more than 33% of the validating stake on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such actor or botnet could delay or manipulate the Ethereum blockchain, which could adversely affect the value of the Shares or the ability of the Fund to operate.

All networked systems are vulnerable to various types of attacks. As with any computer network, the Ethereum network contains certain flaws. For example, the Ethereum networks is currently vulnerable to several types of attacks, including:

●    “>33% attack” where, if a validator or group of validators were to gain control of more than 33% of the staked ether, a malicious actor could cause a temporary fork in the blockchain. This is believed to be temporary, as the Ethereum network’s inactivity leak would be expected to eventually penalize the attacker enough for the chain to finalize again (i.e., the honest majority would be expected to reclaim 2/3rd stake as the attacker’s stake is penalized). However, it is not believed that with 33% control, a malicious actor could engage in double-spending or fraudulent block propagation.
●    “>50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the staked ether, a malicious actor would be able to gain full control of the network and the ability to manipulate the blockchain, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.
●    “>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the staked ether, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority (over 50%) of the validating power on the Ethereum network, it may be able to alter the Ethereum blockchain on which transactions in ether rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the Ethereum blockchain may not be possible. If the malicious actor were to gain control of more than 33% of the total staked ether on the Ethereum network, they could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain, but it is not believed that they could in double-spending or fraudulent block propagation. Even without a 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum network (similar to a denial of service attack).

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attacks resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the proof-of-stake Ethereum network, which could negatively impact the value of ether and the value of the Shares.

Although there are no known reports of malicious activity on, or control of, the Ethereum network, it is possible that certain groups of coordinating or connected ether holders may together have more than 50% of outstanding ether, which if staked and if the users run validators, would permit them to exert authority over the validation of ether transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of ether, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum network will increase, which may adversely affect the value of the Shares. See also “Liquid staking applications pose centralization concerns” below.

A malicious actor may also obtain control over the Ethereum network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that nodes, users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Ethereum network, the risk that a malicious actor may be able to obtain control of the Ethereum network in this manner exists. Moreover, it is possible that a group of ether holders that together control more than 50% of outstanding ether are in fact part of the initial or current core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or current core developer groups also control more than 50% of outstanding ether, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Ethereum network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

Liquid staking applications pose centralization concerns.

Validators must deposit 32 ether to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., vote on its view of the chain). For every 32 ether deposit that is staked, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of ether to deposit them with Lido, which stakes the ether while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked ether) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked ether on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ether is staked, and finally since the occurrence of such manipulation of the Ethereum network’s consensus process by Lido or any other actor would likely cause ether to lose substantial value (which would obviously hurt Lido economically), it nevertheless poses centralization concerns. If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum network, the value of ether, and thus the value of the Shares.

 A temporary or permanent “fork” could adversely affect the value of the Shares.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client, and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, can lead to forks (referred to as “planned forks” because they take place through a formal process).

In the case of planned forks, the core developers, including those associated with or funded by the Ethereum Foundation, are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code called EIPS. Any user can propose an idea for modifying the Ethereum network’s source code, and the core developers are responsible for mering the proposed idea into the EIP repository GitHub, where it formally becomes an EIP. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be adopted. The developers of each Ethereum Client must agree to implement the EIP’s changes to the Ethereum network in the source code for their respective client software, nodes must accept the changes made available by the developers of the Ethereum Client software they use by choosing to individually download the modified Ethereum Client software, and ultimately a critical mass of validators and users - such as DApp and smart contract developers, as well as end users of DApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network - must support the shift, or the upgrades will lack adoption.

Typically in the case of a planned fork, once the EIPs are formally introduced by being merged into the EIP repository on GitHub, a robust debate within the Ethereum community as to the advisability of the proposed change ordinary follows. Assuming the core developers at the protocol level and the developers of individual Ethereum Clients reach a broad consensus among themselves in favor of introducing the change into the respective source code they are responsible for developing and maintaining, the source code modification will be introduced and made available to download. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. Typically, after a modification is introduced and if a sufficiently broad critical mass of users and validators support the modification and nodes download the modification into their individual Ethereum Clients, the change is implemented and the Ethereum network continues to operate uninterrupted, assuming there are no software issues (e.g., bugs, outages, etc.). However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Ethereum Clients, and the modification is not backwards compatible with the Ethereum blockchain or network or the Ethereum Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Ethereum network, with one group of nodes running the pre-modified software, with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software. The effect of such a hard fork would be the existence of two versions of the Ethereum network running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. In practice, in a hard fork, the two networks would compete with each other for developers, node operators, users, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants, and can lead to ill will. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the total on either network, thereby making them both more susceptible to attack.

A future fork in the Ethereum network could adversely affect the value of the Shares or the ability of the Fund to operate. A fork could also adversely affect the price of ether at the time of announcement or adoption or subsequently. The announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Declaration of Trust, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Fund’s purposes, and there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

On March 13, 2024, the Ethereum network underwent a planned fork called “Dencun” implementing a series of EIPs. EIP 4844, which some commentators perceive to be the most significant EIP within the Dencun series, is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Among other objectives, the Dencun software upgrade was designed to provide Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobs"), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on its blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period of time (three weeks), unlike the previous method of storing batched data from Layer 2s on the Layer 1 Ethereum network, which was stored permanently. The cost of accessing the temporary storage in blobs is expected by proponents of the Dencun upgrade to be substantially lower than the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and, some commentators hope, making them more attractive as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ether prices (ether being the native asset of the Layer 1 Ethereum network) dropping as well due, in part, to the reduced demand for ether to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ether prices could have an adverse effect on the value of the Shares. Additionally, some Layer 2s, such as Blast, reportedly experienced outages and other disruptions in the aftermath of the Dencun upgrade, which in the case of Blast halted block production on the Blast Layer 2 blockchain for a period of time, though it was reportedly restored afterward. As with any change to software code, planned forks such as Dencun could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

In September 2022, the Ethereum network transitioned to a proof-of-stake consensus model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum network occurred, as a small number of Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network, which is not backwards-compatible with the Ethereum Lay 1 blockchain, is considered a forked branch and was rebranded as “Ethereum Proof-of-Work.” To the extent significant developer talent, users or validators abandon the Ethereum Layer 1 network and adopt the Ethereum Proof-of-Work blockchain instead, the value of the Shares could be adversely affected.

As illustrated by Dencun and the Merge, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub-stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain testnet following the Merge). Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the work, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a “hard fork” that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic,” which is not backwards-compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum platforms through at least October 2016. An Ethereum platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting with the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes' access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura's Geth client-running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura's customers - such as Ethereum-based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. - until Infura was able to apply the software update released by the Geth client developers to Infura's nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within Geth (or any other major Ethereum Client), or were to happen to the Ethereum network as a whole (instead of being limited to a single Ethereum Client, in this case Geth), such a fork could lead to nodes, users and validators losing confidence in the Ethereum network and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork. Moreover, following the Merge, nodes on the Ethereum network must run two Ethereum Clients, i.e., an Execution Client and a Consensus Client paired together, with the implementations selected at the discretion of the node operator. There are multiple groups independently developing and implementing their respective Execution Clients and Consensus Clients; while some individual Execution Clients or Consensus Clients are more popular or widely adopted than others, there remains heterogeneity among Ethereum Clients. Each Execution Client and Consensus Client needs to interoperate effectively with each other Execution Client and Consensus Client. Although this diversity of Ethereum Clients is perceived by some to promote decentralization of the Ethereum network, it comes at a potential cost: if there are any unanticipated or undiscovered flaws, bugs, software defects, or interoperability failures causing any individual Execution Client to fail to interoperate effectively with any other individual Execution Client or any Consensus Client, the Ethereum network as a whole could suffer an unplanned fork, major disruption, catastrophic outage, system failure, loss of confidence or adoption among users or validators, or a variety of other problems. Any of these events could cause ether to decline in value, adversely affecting the price of Shares.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

Shareholders will not receive the benefits of any Incidental Rights and any IR Virtual Currency, including any forked or airdropped assets.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017 could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops could create operational, security, legal or regulatory, or other risks for the Fund, the Sponsor, the Ether Custodian, Authorized Participants, or other entities.

The Fund will not hold any crypto asset other than ether. Accordingly, Shareholders may not receive the benefits of any forks, the Fund may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The Sponsor has the right, in the Sponsor’s sole discretion, to determine: (i) with respect to any fork, airdrop or similar event, what action the Fund shall take, and (ii) what action to take in connection with the Fund’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency. The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Fund’s legal advisors, tax consultants, the Administrator, and the Ether Custodian. The Sponsor is under no obligation to realize any economic benefit from any Incidental Rights or IR Virtual Currency on behalf of the Fund.

Notwithstanding the foregoing, with respect to any airdrop of any non-ether crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not ether, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-ether crypto asset and, in the event that the Fund seeks to change this position, an application would need to be filed with the SEC by Cboe BZX Exchange, Inc., the listing exchange, seeking approval to amend its listing rules. Furthermore, neither the Trust or the Fund, nor the Sponsor, nor the Ether Custodian, nor any other person associated with the Trust or Fund will, directly or indirectly, engage in action where any portion of the Fund’s ether becomes subject to the Ethereum proof-of-stake validation or is used to earn additional ether or generate income or other earnings. Foregoing potential returns from staking activities could cause an investment in the Shares to deviate from that which would have been obtained by purchasing and holding ether directly by virtue of giving up staking as a source of return when an investor holds the Shares. The Fund will not acquire and will disclaim any Incidental Right or Incidental Right asset received, for example as a result of forks or airdrops, and such assets will not be taken into account for purposes of determining NAV. For the avoidance of doubt, the only crypto asset to be held by the Fund will be ether; the Fund does not have the ability or intention to hold any other crypto asset, and specific regulatory approval would be required in order to do so.

There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, Shareholders’ ability to realize a benefit, through their Shares in the Fund, from any airdrop, fork or similar event. Additionally, as noted above the Fund may only hold ether and cash.

Although the Sponsor is under no obligation to do so, an inability to realize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in ether directly rather than purchasing Shares. In the event of a hard fork of the Ethereum network, the Sponsor will use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Ethereum network, the Sponsor will, if permitted by the terms of the Declaration of Trust, use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Ethereum network, the Sponsor will, as permitted by the terms of the Declaration of Trust, use its sole discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum network, is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Fund’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ether, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the Ethereum network, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Ether Custodian, other service providers, the Index Administrator, cryptocurrency platforms, or other market participants on what is generally accepted as ether and should therefore be considered “ether” for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers, users or validators of ether or the Ethereum network may not be favorably received by the digital asset community, which could negatively impact the value of ether and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on ether. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of ether and the value of the Shares.

Smart contracts, including those relating to DeFi applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.

Smart contracts are programs that run on the Ethereum blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO allowed an attack by a hacker to syphon approximately $60 million worth of ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ether reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reportedly $30 million theft of ether, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ether being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of ether.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data or transmits ether or other digital assets, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open-source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes.

Many DeFi applications are currently deployed on the Ethereum network, and smart contracts relating to DeFi applications currently represent a significant source of demand for ether. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users, for example, to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Ethereum network and represent a significant source of demand for ether, public confidence in the Ethereum network itself could be negatively affected, such sources of demand could diminish, and the value of ether could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications.

Validators may suffer losses due to staking, or staking may prove unattractive to validators, which could make the Ethereum network less attractive.

Validation on the Ethereum network requires ether to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Ethereum network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. The Ethereum network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of their staked ether being destroyed or “burned”: penalties, slashing and inactivity leaks. A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked ether could be burned in an amount equal to the reward to which it would have been entitled for performing the actions. A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked ether immediately confiscated, withdrawn, or burned by the network, resulting in losses to them. After this initial slashing, the validator is queued for forceful removal from the Ethereum network’s validator “pool,” and more of the validator’s stake is burned over a period of approximately 36 days with the exact amount of ether burned and time period determined by the network regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool. Staked ether may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum network has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked ether must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked ether are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the ether staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities. Within the post-Merge Ethereum network, as part of the “activating” and “exiting” processes of staking, staked ether will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Ethereum network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Ethereum network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Ethereum network, any staked ether will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors, including network conditions. However, depending on demand, un-staking can take between hours, days or weeks to complete. Furthermore, the Ethereum network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of ether. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum network’s adoption or the price of ether. Any disruption of validation on the Ethereum network could interfere with network operations and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease. The limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease.

Additionally, the Ethereum Blockchain implements “bonding” and “unbonding” buffer periods moderating when stakers can unstake and withdraw their stake. “Bonding” is the process of telling the network a token holder wants to stake tokens, and “unbonding” is the action of telling the network the token holder want to unlock tokens. As part of these “bonding” and “unbonding” processes of Ethereum staking, any staked ether tokens will be inaccessible for a period of time. This prevents malicious actors from performing an attack and running away before their funds are slashed. The duration of bonding and unbonding periods are dependent on a range of factors, including network conditions. However, depending on demand, unstaking can take between hours, weeks or months to complete.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of the Merge in 2022, use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Ethereum network following the Merge, and their associated digital assets - including the ether held by the Fund - have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Fund’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Fund’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Fund’s assets.

Risk Factors Related to the Digital Asset Markets

The value of the Shares relates directly to the value of ether which has been in the past, and may continue to be, highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the ether held by the Fund and fluctuations in the price of ether could adversely affect the value of the Shares. The market price of ether may be highly volatile, and fluctuate in value due to a number of factors, including:

●     an increase in the global ether supply or a decrease in global ether demand;
●    general market sentiment towards or unfavorable conditions or developments within, the digital asset markets and/or blockchain technology industry;
●     trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation;
●     the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands;
●     manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated;
●     forks in the Ethereum network;
●     investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or ether, and digital asset exchange rates;
●     consumer preferences and perceptions of ether specifically and digital assets generally;
●     negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;
●     fiat currency withdrawal and deposit policies on digital asset platforms;
●     the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;
●     business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;
●     the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;
●     investment and trading activities of large or active consumer and institutional users, speculators, validators, and investors;
●     a “short squeeze” resulting from speculation on the price of ether, if aggregate short exposure exceeds the number of Shares available for purchase;
●     an active derivatives market for ether or for digital assets generally;
●     monetary policies of governments, legislation or regulation, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of ether as a form of payment or the purchase of ether on the digital asset markets;
●     global or regional political, economic or financial conditions, events and situations, or major public issues such as the novel coronavirus (“COVID-19”) outbreak;
●     fees associated with processing an ether transaction and the speed at which ether transactions are settled;
●     the maintenance, troubleshooting, and development of the Ethereum network including by validators and developers worldwide;
●     the ability for the Ethereum network to attract and retain validators to secure and confirm transactions accurately and efficiently;
●     ongoing technological viability and security of the Ethereum network and ether transactions, including vulnerabilities against hacks and scalability;
●     governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the Ethereum network, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;

●     financial strength of market participants;
●     the availability and cost of funding and capital;
●     the liquidity and credit risk of digital asset platforms;
●     interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting the Ethereum network;
●     decreased confidence in digital assets and digital assets platforms;
●     poor risk management or fraud by entities in the digital assets ecosystem;
●     increased competition from other forms of digital assets or networks, including other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the Ethereum network; and
●     the Fund’s own acquisitions or dispositions of ether, since there is no limit on the number of ether that the Fund may acquire.

Although returns from investing in ether have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that ether will maintain its value in the long, intermediate, short or any other term. In the event that the price of ether declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of ether as represented by the Index or other pricing source used by the Fund may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of ether has resulted, and may continue to result, in speculation regarding future appreciation in the value of ether, inflating and making the Index more volatile. As a result, ether may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index or other pricing source used by the Fund and could adversely affect the value of the Shares.

Because the Fund holds only ether and cash, an investment in the Fund may be more volatile than an investment in a more broadly diversified portfolio.

The Fund holds only ether and cash. As a result, the Fund’s holdings are not diversified. Accordingly, the Fund’s net asset value may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. Fluctuations in the price of ether are expected to have a direct impact on the value of the Shares.

An investment in the Fund may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of total loss associated with an investment in the Fund. Investors should review closely the objective and costs of the Fund, as discussed herein, and familiarize themselves with the risks associated with an investment in the Fund.

Due to the relative unregulated nature and lack of transparency surrounding the operations of digital asset platforms, which may experience fraud, manipulation, security failures or operational problems, as well as the wider ether market, the value of ether and, consequently, the value of the Shares may be adversely affected, causing losses to Shareholders.

Risk of loss of market confidence due to lack of established regulatory framework. Digital asset platforms are relatively new and, in some cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations. Many operate outside the United States. Furthermore, while many prominent digital asset platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset platforms do not provide this information. Digital asset platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset platforms, including prominent platforms that handle a significant volume of ether trading.

Risk of manipulative activity (e.g., wash trading, front running or other fraudulent practices). Many digital asset platforms are unlicensed, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports alleged that certain overseas platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and ether are different assets, there can be no assurance that ether prices may not at times be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

The ether market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many ether trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of ether on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors-Risk Factors Related to Digital Assets-Prices of Ether may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Fund or cause losses to Shareholders.

Risks related to exchange bankruptcy, failure or closure, including as a result of criminal fraud, cyber attacks or other security breaches. In addition, over the past several years, some digital asset platforms have been closed, including due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoins had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

Reputational harm and related industry contagion effects may exacerbate negative events in the digital asset markets or digital platforms. Negative perception, a lack of stability and standardized regulation in the digital asset markets and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Ethereum network and result in greater volatility or decreases in the prices of ether. Furthermore, the closure or temporary shutdown of a digital asset platform used in calculating the Index may result in a loss of confidence in the Fund’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset platform’s failure could adversely affect the value of the Shares and may cause the Fund to lose substantial value.

The Index has a limited performance history, the Index price could fail to track the global ether price, and a failure of the Index price could adversely affect the value of the Shares.

The CF Benchmarks Index was developed by the Index Administrator and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Administrator’s Ether Reference Rate (“ETHUSD_RR”) which was first introduced in May 2018, the Index itself has only been in operation since February 2022. The Index price is a composite CF Benchmarks Index calculated using volume-weighted trading price data from various Constituent Platforms. The Index has only featured its current list of Constituent Platforms since May 2022. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Constituent Platforms chosen by the Index Administrator could also change over time. The Index Administrator may remove or add Constituent Platforms to the CF Benchmarks Index in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the CF Benchmarks Index, see “Business of the Fund-Valuation of Ether; The CF Benchmarks Index.”

Although the Index is intended to accurately capture the market price of ether, third parties may be able to purchase and sell ether on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of ether on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Index provides a U.S. dollar-denominated composite CF Benchmarks Index for the price of ether based on, in the case of the CF Benchmarks Index, the volume-weighted price of ether on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of an ether as represented by the Index. It is possible that the price of ether on the Constituent Platforms could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ether, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the market price of ether. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares.

If the Index is not available, the Fund’s holdings may be fair valued by the Sponsor. To the extent the valuation determined by the Sponsor differs materially from the actual market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ether, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the global market price of ether. To the extent such prices differ materially from the market price for ether, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares.

Additionally, under certain circumstances as described herein under "Net Asset Value—Business of the Fund," the Sponsor may utilize the Secondary Index (defined below) as a secondary pricing source. The Secondary Index incepted on March 15, 2022 and has a limited performance history. A longer history of performance through various economic and market conditions would provide greater and more reliable information regarding the performance of the Secondary Index over time. Accordingly, the Secondary Index is subject generally to the same risks as described above and may not accurately capture the price of ether.

The Index price used to calculate the value of the Fund’s ether may be volatile, adversely affecting the value of the Shares.

The price of ether on public digital asset platforms has a limited history, and during this history, ether prices on the digital asset markets more generally, and on digital asset platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual digital asset platforms, the Index price, and the price of ether generally, remains subject to volatility experienced by digital asset platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible digital asset platforms is limited, the Index will necessarily be composed of a limited number of digital asset platforms. If a digital asset platform were subjected to regulatory, volatility or other pricing issues, in the case of the CF Benchmarks Index, the Index Administrator would have limited ability to remove such digital asset platform from the Index, which could skew the price of Ether as represented by the Index. Trading on a limited number of digital asset platforms may result in less favorable prices and decreased liquidity of ether and, therefore, could have an adverse effect on the value of the Shares.

The Index Administrator could experience system failures or errors.

If the computers or other facilities of the Index Administrator, data providers and/or relevant constituent ether platforms malfunction for any reason, calculation and dissemination of the CF Benchmarks Index may be delayed. Errors in the CF Benchmarks Index data, the CF Benchmarks Index computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Fund and the Shareholders. Any of the foregoing may lead to the errors in the CF Benchmarks Index, which may lead to a different investment outcome for the Fund and the Shareholders than would have been the case had such events not occurred.

The CF Benchmarks Index is used to determine the net asset value of the Fund and the NAV. Consequently, losses or costs associated with the CF Benchmarks Index’s errors or other risks described above will generally be borne by the Fund and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing. If the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index the Fund’s holdings may be fair valued by the Sponsor. See “Business of the Fund-Net Asset Value.” To the extent the valuation determined by the Sponsor differs materially from the actual market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the price of ether, which could adversely affect an investment in the Fund and the value of Shares by reducing investors’ confidence in the Shares’ ability to track the price of ether.

The Index price being used to determine the net asset value of the Fund may not be consistent with GAAP. To the extent that the Fund’s financial statements are determined using a different pricing source that is consistent with GAAP, the net asset value reported in the Fund’s periodic financial statements may differ, in some cases significantly, from the Fund’s net asset value determined using the Index pricing.

The Fund will determine the net asset value of the Fund on each Business Day based on the value of ether as reflected by the Index. The methodology used to calculate the Index price to value ether in determining the net asset value of the Fund may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Index is deemed inconsistent with GAAP, the Fund will utilize an alternative GAAP-consistent pricing source for purposes of the Fund’s periodic financial statements. Creation and redemption of Creation Units, the Sponsor’s Fee and other expenses borne by the Fund will be determined using the Fund’s net asset value determined daily based on the Index. Such net asset value of the Fund determined using the Index Price may differ, in some cases significantly, from the net asset value reported in the Fund’s periodic financial statements.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the value of ether and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (CBDCs). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, ether and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, ether. As a result of any of the foregoing factors, the value of ether could decrease, which could adversely affect an investment in the Fund.

Prices of ether may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Fund does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the ether market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if true, there is no assurance similar dynamics would not be at work in the market for ether. There have been reports that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 billion fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies, including ether, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges. In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 Tether transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ether market. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered Federal Deposit Insurance Corporation (“FDIC”) receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares. Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 USDC transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ether. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including ether), or regulatory concerns about stablecoin issuers or intermediaries, such as platforms, that support stablecoins, or the removal or migration of prominent stablecoins away from the Ethereum network, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the ether market, and affect the value of ether, and in turn impact an investment in the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in Ether could have a negative impact on the price of Ether and adversely affect the value of the Shares.

As of March 31, 2025, ether was the second largest digital asset by market capitalization of the more than approximately 14,000 alternative digital assets as tracked by CoinGecko.com. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Ethereum network. Competition from the emergence or growth of alternative digital assets and smart contract platforms, such as Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, ether and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Ethereum network, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Ethereum network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Ethereum Classic. As a result, some users of the Ethereum Classic network may harbor ill will toward the Ethereum network. These users may attempt to negatively impact the use or adoption of the Ethereum network. For additional information on the hard fork that resulted in the creation of Ethereum Classic, see “Overview of the Ethereum Industry - History of Ethereum -The DAO and Ethereum Classic.”

Investors may invest in ether through means other than the Shares, including through direct investments in ether and other potential financial vehicles, possibly including securities backed by or linked to ether and digital asset financial vehicles similar to the Fund, or ether futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ether directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Fund tracking the price of ether are formed and represent a significant proportion of the demand for ether, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ether, could negatively affect the Index, the Fund’s ether holdings, the price of the Shares and the net asset value of the Fund.

Competitive pressures may negatively affect the ability of the Fund to garner substantial assets and achieve commercial success.

The Fund and the Sponsor face significant competition with respect to the development and launch of competing investment products that could have a detrimental effect on the Fund’s ability to achieve scale. In July 2024, the SEC approved several spot ether exchange-traded products and many or all of such products, including the Fund, could fail to retain acquired assets due to competition and/or market conditions. The Fund's ability to attract assets could be impaired to the extent the Fund's competitors have a lower expense ratio than the Fund.

In addition, the Fund competes with direct investments in ether, ether futures-based products, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Fund’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Fund.

Operational cost may exceed the award for validating transaction, and increased transaction fees may adversely affect the usage of the Ethereum network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use ether. This may result in decreased usage and limit expansion of the Ethereum network in the retail, commercial and payments space, adversely impacting investment in the Fund. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions. Ultimately, if the awards of new ether costs of validating transactions grow disproportionately, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Ethereum network and could adversely affect the value of the ether held by the Fund.

As a result of Ethereum’s fee burning mechanism, the incentives for validators to validate transactions with higher gas fees are reduced, since those validators would not receive those gas fees. An acute cessation of validator operations would reduce the collective processing power on the Ethereum network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process or may adversely impact the value of Shares of the Fund or the ability of the Sponsor to operate.

Risk Factors Related to the Fund and the Shares

The Fund may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Fund.

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economics of many nations and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including ether decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID‑19 outbreak.

Future public health emergencies could result in an increase of the costs of the Fund and affect liquidity in the digital asset market, as well as the correlation between the price of the Shares and the net asset value of the Fund, any of which could adversely affect the value of the Shares. In addition, future public health emergencies could impair the information technology and other operational systems upon which the Fund’s service providers, including the Sponsor, the Trustee, Administrator, Prime Broker and the Custodians, rely, and could otherwise disrupt the ability of employees of the Fund’s service providers to perform essential tasks on behalf of the Fund. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the digital asset markets, which could adversely affect the value of ether and the price of the Shares.

The Fund will rely on the information and technology systems of the Custodians, Administrator, Trustee, Sponsor, Authorized Participants, Ether Trading Counterparties, listing exchange, and the Fund’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Fund.

The Fund and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Fund assets), interference with the Fund’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders or other price movements, the inability of the Fund or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Fund assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Fund inaccessible, inaccurate or incomplete. The Fund may incur substantial costs in order to resolve or prevent cyber incidents.

The amount of the Fund’s assets represented by each Share will decline over time as the Fund pays the Sponsor’s Fee and additional expenses born by the Fund, and as a result, the value of the Shares may decrease over time.

The amount of ether represented by each Share will decrease over the life of the Fund due to the sales of ether necessary to pay the Sponsor’s Fee and other Fund expenses. Without increases in the price of ether sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Fund, not all Fund expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Fund’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Fund’s ordinary administrative expenses, the Sponsor has agreed to pay ordinary legal fees and expenses of the Fund not in excess of $500,000 per annum. Any legal fees and expenses in excess of the amount required under the Sponsor Agreement will be the responsibility of the Fund.

Because the Fund does not have any income, it needs to sell ether to cover the Sponsor’s Fee and expenses not assumed by the Sponsor. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Sponsor will still need to sell ether to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of ether represented by each Share. Creation orders for shares of the Fund do not reverse this trend.

A decrease in the amount of ether represented by each Share results in a decrease in its price even if the price of ether has not changed. To retain the Share’s original price, the price of ether has to increase. Without that increase, the lesser amount of ether represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of ether represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Fund expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Fund, will force the Sponsor to sell larger amounts of ether, and will result in a more rapid decrease of the amount of ether represented by each Share and a corresponding decrease in its value.

The Fund is a passive investment vehicle that does not seek to generate returns beyond tracking the price of ether. The Fund is not actively managed, does not seek to generate excess returns beyond tracking the price of ether and will be adversely affected by a general decline in the price of ether.

The Fund is a passive investment vehicle that does not seek to generate returns beyond the price of ether. The Sponsor does not actively manage the ether held by the Fund. This means that the Sponsor does not speculatively sell ether at times when its price is high, or speculatively acquire ether at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or any similar instruments or transactions in seeking to meet its investment objective. Any losses sustained by the Fund will adversely affect the value of your Shares.

An investment in the Shares deviates from a direct investment in ether.

The market value of the Shares may not have a direct relationship with the prevailing price of ether, and changes in the prevailing price of ether similarly will not necessarily result in a comparable change in the market value of the Shares. The performance of the Fund will not reflect the specific return an investor would realize if the investor actually held or purchased ether directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of Cboe BZX Exchange. Investors will also forgo certain rights conferred by owning ether directly, such as the right to claim airdrops, or to participate in staking activities.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ether.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ether and the digital asset platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

●
unanticipated problems or issues with respect to the mechanics of the Fund’s operations and the trading of the Shares may arise, including due to the complexity of the mechanisms and processes governing the offering, creation and redemptions of the Shares and storage of ether;
●
the Fund could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
●
the Fund could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Fund’s account with the Ether Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets; or
●
service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Fund, or decide to terminate their relationships with the Fund, for a variety of reasons, which could affect the Fund’s ability to operate.
●
if the Ethereum network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Fund due to concerns that the introduction of privacy enhancing features to the Ethereum network may increase the potential for ether to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Fund’s assets.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or Ether Trading Counterparties.

In the event that one or more Authorized Participants or Ether Trading Counterparties withdraw from or cease participation in creation and redemption activity for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

The Fund and the Shares may be negatively affected by Authorized Participant Concentration.

Only Authorized Participants may engage in creation or redemption transactions directly with the Fund. The Fund has a limited number of institutions that act as Authorized Participants and the Fund's Authorized Participants serve in the same capacity for various competitor products. Authorized Participants are not obligated to make a market in the Fund's Shares or submit purchase and redemption orders for Creation Units. Authorized Participants that act in the same capacity for several competing products may be incentivized to prioritize making a market in a competing product's shares over the Fund's Shares, which may reduce liquidity in the Fund's Shares or otherwise negatively affect the Fund.  In addition, the Fund may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Fund failure to reflect the performance of the price of ether. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Fund and no other Authorized Participant is able or willing to step forward to create or redeem Creation Units, the Fund's Shares may trade at a discount to NAV and face trading halts and/or delisting. This risk may be more pronounced in volatile market conditions. In addition, due to the novelty of the Fund's product structure and volatility in the ether markets, risks relating to a limited number of Authorized Participants are heightened.

Certain shareholders may from time to time own a substantial amount of the Fund's Shares.

In addition, a third-party investor, the Sponsor (or an affiliate of the Sponsor), an Authorized Participant, a lead market maker or another entity may invest in the Fund and hold its investment solely to facilitate commencement of the Fund's operations or to facilitate the Fund's achieving a specified size or scale.  There can be no assurance that the size of the Fund would be maintained at such levels. Redemptions by large shareholders could have a significant negative impact on the Fund. In addition, transactions by large shareholders may account for a large percentage of the trading volume on the Cboe BZX Exchange and may, therefore, have a material upward or downward effect on the market price of the Shares.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●
exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;
●
reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in this report;
●
exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and
●
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates, (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies.

 The Fund cannot predict if investors will find an investment in the Fund less attractive if it relies on these exemptions.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares will be listed for trading on the Cboe BZX Exchange, you should not assume that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Fund.

The Fund is currently only able to accept cash purchase orders and redemption orders, which means that an Authorized Participant will deliver only cash to create Shares and will receive only cash when redeeming Shares and the Fund will choose, in its sole discretion, to enter into a transaction with an Ether Trading Counterparty or the Prime Broker to buy or sell ether in exchange for cash. However, and in common with other spot ether exchange-traded products, the Fund is not at this time able to create and redeem Shares via in-kind transactions with Authorized Participants in exchange for ether.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in ether under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for ether may be unable to demonstrate compliance with such requirements. While compliance with these requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Cboe BZX Exchange is seeking In-Kind Regulatory Approval, to amend its listing rules to permit the Fund to create and redeem Shares through in-kind creations and redemptions, in which Authorized Participants or their designees would deposit ether directly with the Fund or receive ether directly from the Fund. However, there can be no assurance as to when Cboe BZX Exchange will obtain this approval, if at all.

To the knowledge of the Sponsor, exchange-traded products for all spot-market commodities other than digital assets, such as gold and silver, employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a relatively novel product, and could be impacted by any resulting operational inefficiencies.

In particular, the Fund’s inability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. See “-The Fund’s use of cash creations and redemptions, in contrast to other types of exchange-traded products that transact in-kind, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.” Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Ether Trading Counterparties or the Prime Broker’s services, or otherwise, it will not be possible for Authorized Participants to redeem or create Shares, in which case the arbitrage mechanism would be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Fund’s inability to facilitate in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Even if In-Kind Regulatory Approval were obtained, there can be no assurance that in-kind creations or redemptions of the Shares will be available in the future, or that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Fund and the value of the Shares.

If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of ether to and by the Ether Custodian) encounter any unanticipated difficulties due to, for example, the price volatility of ether, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Broker or Ether Custodian, the change from the originally contemplated in-kind creations and redemptions to cash creations and redemptions, the closing of ether trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by validators, or other problems or disruptions affecting the Ethereum network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Creation Units to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, as further described in “Creations and Redemptions," the Sponsor may, suspend the process of creation and redemption of Creation Units. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Ethereum network, the processing of transactions on the Ethereum network may be disrupted, which in turn may impede processing of ether transactions on behalf of the Fund by the Prime Broker or other executing broker/agent, which in turn could affect the creation or redemption of Creation Units. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of ether and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for ether should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of Shares may diverge from the value of ether.

The Fund’s use of cash creations and redemptions, in contrast to other types of exchange-traded products that transact in-kind, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Fund would not be able to use with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Fund, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Creation Units to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the Fund’s underlying ether, to elect to not participate in the Fund’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of ether, and as a result, the price of the Shares may fall or otherwise diverge from NAV and/or cause bid-ask spreads to widen. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying ether held by the Fund or sell Shares at a price lower than the value of the underlying ether held by the Fund, causing Shareholders to suffer losses.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares. You will only have the limited rights described under “Description of the Shares and the Trust.”

The Sponsor may amend the Declaration of Trust without the consent of the Shareholders.

The Sponsor may, in its sole discretion, determine to amend the Declaration of Trust, including to increase the Sponsor’s Fee, and may do so without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of an amendment to the Declaration of Trust. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, advance notice of the change will be provided in accordance with applicable provisions of the Declaration of Trust, and will be disclosed via a prospectus supplement. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Declaration of Trust as amended without specific agreement to such increase (other than through the “negative consent” procedure described above). Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/ or on the Sponsor’s website for the Fund of a material amendment to the Declaration of Trust.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Fund will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Fund is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Fund. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

As the Sponsor and its management have limited history of operating investment vehicles like the Fund, their experience may be inadequate or unsuitable to manage the affairs of the Fund.

The Sponsor has a limited track record in operating passive investment vehicles such as the Fund that hold cryptoassets. This limited experience poses several potential risks to the effective management and operation of the Fund. Cryptoassets, such as ether, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively, which could adversely affect the operations of the Fund.

The past performance of other investment vehicles sponsored by the Sponsor or managed by its affiliates are no indication of the Sponsor’s ability to successfully manage an investment vehicle such as the Fund.  The unique nature of cryptoassets makes past performance an unreliable indicator of future success in this area. The cryptoasset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to cryptoasset transactions and custody.

Should the Sponsor’s experience prove inadequate or unsuitable for managing a cryptoasset-based investment vehicle like the Fund, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Fund’s operations, leading to potential losses for investors or a decrease in the Fund’s overall value.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Fund.

Security threats to the Fund’s account at the Ether Custodian could result in the halting of Fund operations and a loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Fund’s ether held in the Fund’s account at the Ether Custodian or Trading Balance held with the Prime Broker will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Fund’s ether and will only become more appealing as the Fund’s assets grow. To the extent that the Fund, the Sponsor or the Ether Custodian or Prime Broker is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Fund’s ether may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Fund, including but not limited to, offline storage, or cold storage, multiple encrypted private key “shards”, and other measures, are reasonably designed to safeguard the Fund’s ether. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Fund and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the Ether Custodian’s or Prime Broker’s operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Fund’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account, including the Fund’s Trading Balance (as defined below) at the Prime Broker, are held on an omnibus, rather than segregated basis, which creates greater risk of loss. Even though ether is only moved into the Trading Balance in connection with and to the extent of purchases and sales of ether by the Fund and such ether is swept from the Fund’s Trading Balance to the Fund’s Vault Balance daily pursuant to a regular end-of-day sweep process, there are no policies that would limit the amount of ether that can be held temporarily in the Trading Balance maintained by the Prime Broker. This could create greater risk of loss of the Fund’s ether, which would cause Shareholders to suffer losses.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Ether Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Fund’s account at the Ether Custodian, the relevant private keys (and therefore ether) or other data or property of the Fund. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Ether Custodian to disclose sensitive information in order to gain access to the Fund’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Ether Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Fund’s account at the Ether Custodian could harm the Fund’s operations, result in partial or total loss of the Fund’s assets, resulting in a reduction in the value of the Shares. The Fund may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

Ether transactions are irrevocable and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect the value of the Shares.

Ether transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Ethereum blockchain, an incorrect transfer or theft of ether generally will not be reversible and the Fund may not be capable of seeking compensation for any such transfer or theft. Although the Fund’s transfers of ether will regularly be made to or from the Fund’s account at the Ether Custodian, it is possible that, through computer or human error, or through theft or criminal action, the Fund’s ether could be transferred from the Fund’s account at the Ether Custodian in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset platform Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Fund is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Fund’s ether through error or theft, the Fund will be unable to revert or otherwise recover incorrectly transferred ether. The Fund will also be unable to convert or recover its ether transferred to uncontrolled accounts. To the extent that the Fund is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

If the Custodian Agreement, Prime Broker Agreement, an Authorized Participant Agreement or Ether Trading Counterparty is terminated or the Ether Custodian, Prime Broker, an Authorized Participant or an Ether Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant or ether trading counterparty, which could pose a challenge to the safekeeping of the Fund’s ether, the Fund’s ability to create and redeem shares and the Fund’s ability to continue to operate may be adversely affected.

The Fund is dependent on the Ether Custodian, which is Coinbase Custody, and the Prime Broker, Coinbase Inc. to operate. Coinbase Custody performs essential functions in terms of safekeeping the Fund’s ether in the Vault Balance, and its affiliate, Coinbase Inc., in its capacity as Prime Broker, facilitates the buying and selling or settlement of ether by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, the selling of ether, including to pay the Sponsor’s Fee and any other Fund expenses, to the extent applicable, and in extraordinary circumstances, to liquidate the Fund’s ether. If Coinbase Custody or Coinbase Inc. fails to perform the functions they perform for the Fund, the Fund may be unable to operate or create or redeem Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares.

Similarly, if an Authorized Participant or an Ether Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or an Ether Trading Counterparty chooses not to participate in the creation and redemption process of the Fund, and the Fund is unable to engage replacement Authorized Participants or Ether Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Fund, the arbitrage mechanism used to keep the Shares in line with the NAV and the Fund’s operations generally could be negatively affected.

On March 22, 2023, the Prime Broker and its parent (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. On February 27, 2025, the SEC announced that it had filed a joint stipulation with Coinbase Inc. and Coinbase Global Inc. to dismiss the ongoing civil enforcement action against the two entities. The SEC’s complaint against the Relevant Coinbase Entities does not allege that ether is a security nor does it allege that Coinbase Inc.’s activities involving ether caused the alleged registration violations, and the Ether Custodian was not named as a defendant. In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Fund could be affected. If the Prime Broker were to be required or choose, as a result of a regulatory action or litigation to restrict or curtail the services it offers, it could negatively affect the Fund’s ability to operate or process creations or redemptions of Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares. While the Ether Custodian was not named in the complaint, if Coinbase Global, as the parent of the Ether Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Fund, or its financial condition is negatively affected, it could negatively affect the Fund’s ability to operate.

Alternatively, the Sponsor could decide to replace Coinbase Custody as the Ether Custodian with custody of the Fund’s ether, and Coinbase Inc. as Prime Broker. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the Custodian Agreement or the Prime Broker Agreement respectively upon providing the applicable notice to the Fund for any reason, or immediately for Cause (a “Termination for Cause” is defined in the Prime Broker Agreement as (i) the  Fund materially breaches any provision of the Prime Broker Agreement; (ii) the Fund takes any action to dissolve or liquidate, in whole or part; (iii) the Fund becomes insolvent, makes an assignment for the benefit of creditors, becomes subject to direct control of a trustee, receiver or similar authority; (iv) the Fund becomes subject to any bankruptcy or insolvency proceeding under any applicable laws, rules and regulations, such termination being effective immediately upon any declaration of bankruptcy; (v) the Prime Broker becomes aware of any facts or circumstances with respect to the Fund’s financial, legal, regulatory or reputational position which may affect Fund’s ability to comply with its obligations under the Prime Broker Agreement; (vi) termination is required pursuant to a facially valid subpoena, court order or binding order of a government authority; (vii) the Fund’s Prime Broker Account is subject to any pending litigation, investigation or government proceeding and/or Prime Broker reasonably perceives a heightened risk of legal regulatory non-compliance associated with Fund’s use of Prime Broker services; or (viii) the Prime Broker reasonably suspects Fund of attempting to circumvent Prime Broker’s controls or uses the Prime Broker Services in a manner Prime Broker otherwise deems inappropriate or potentially harmful to itself or third parties. Transferring maintenance responsibilities of the Fund’s account at the at the Prime Broker or at the Ether Custodian to another prime broker or custodian will likely be complex and could subject the Fund’s ether to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Fund’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Fund as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Fund’s orders, including in the event of, among others, delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc., or the acceptance of the Fund’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Fund’s agreement with the Trade Credit Lender permits to be outstanding at any one time. Also, if Coinbase Custody or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Fund, or abruptly discontinue the services they provide to the Fund for any reason, the Fund’s operations would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian of the Fund’s ether or as the Fund’s prime broker under the same terms as the current Custodian Agreement or Prime Broker Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime broker, the Sponsor may be required to terminate the Fund and liquidate the Fund’s ether. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Custodian Agreement or Prime Broker Agreement that is less favorable for the Fund or Sponsor, the value of the Shares could be adversely affected. If the Fund is unable to find a replacement prime broker, its operations could be adversely affected.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Fund, Trustee, Sponsor, Administrator, Cash Custodian, Prime Broker and Ether Custodian expose the Fund and its Shareholders to the risk of loss of the Fund’s ether for which no person or entity is liable.

The Fund is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Sponsor insure the Fund’s ether. The Ether Custodian’s parent, Coinbase Global, Inc. (“Coinbase Global”) maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Ether Custodian and the Prime Broker (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Fund or to customers holding ether with the Ether Custodian or Prime Broker and may not be available or sufficient to protect the Fund from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Fund. Alternatively, the Fund may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Fund. In addition, the digital asset insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Fund. While the Ether Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Fund cannot be assured that the Ether Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Fund’s digital assets.

Furthermore, under the Custodian Agreement, the Ether Custodian’s liability is limited to the greater of (i) the aggregate amount of fees paid by the Fund to the Ether Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability or (ii) the value of the supported digital assets on deposit in the Fund’s custodial account(s) giving rise to such liability at the time of the event giving rise to such liability; provided, that in no event shall Ether Custodian aggregate liability in respect of each cold storage address exceed $100,000,000.  In addition, the Prime Broker’s defense and indemnity obligations under the Prime Broker Agreement (the Custodian Agreement is part of the Prime Broker Agreement) will be limited, in the aggregate, to an amount equal to $2,000,000.  Notwithstanding the foregoing, there is no liability limit for losses arising from the Ether Custodian’s fraud or willful misconduct.  With regard to any incidental, indirect, special, punitive, consequential or similar losses, the Ether Custodian is not liable, even if the Ether Custodian has been advised of or knew or should have known of the possibility thereof. The Ether Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Ether Custodian. In the event of potential losses incurred by the Fund as a result of the Ether Custodian losing control of the Fund’s ether or failing to properly execute instructions on behalf of the Fund, the Ether Custodian’s liability with respect to the Fund will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Ether Custodian directly caused such losses. Furthermore, the insurance maintained by the Ether Custodian may be insufficient to cover its liabilities to the Fund.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited to the greater of (a) the aggregate amount of fees paid by a Fund to the Prime Broker in respect of the prime broker services in the 12-month period prior to the event giving rise to such liability or (b) the value of the supported digital assets giving rise to such liability;  In addition, the Prime Broker’s defense and indemnity obligations under the Prime Broker Agreement will be limited, in the aggregate, to an amount equal to $2,000,000.  Notwithstanding the foregoing, there is no liability limit for losses arising from the Prime Broker’s fraud or willful misconduct.  With regard to any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew or should have known of the possibility thereof. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses. Both the Fund and the Prime Broker and its affiliates (including the Ether Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the Ether Custodian (in the case of the Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Ether Custodian or Prime Broker in the virtual currency industry, there is a risk that customers’ assets – including the Fund’s assets – may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Ether Custodian (in the case of the Vault Balance), and customers – including the Fund – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Prime Broker Agreement contains an agreement by the parties to treat the ether credited to the Fund’s Trade Balance and Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). In addition, the Custodian Agreement states that the Ether Custodian will serve as fiduciary and custodian on the Fund’s behalf. The Ether Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Ether Custodian became subject to insolvency proceedings and a court were to rule that the custodied ether were part of the Ether Custodian’s general estate and not the property of the Fund, then the Fund would be treated as a general unsecured creditor in the Ether Custodian’s insolvency proceedings and the Fund could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Ether Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Ether Custodian, all of which could significantly and negatively impact the Fund’s operations and the value of the Shares.

With respect to the Prime Broker Agreement, there is a risk that the Trading Balance, in which the Fund’s ether and cash is held in omnibus accounts by the Prime Broker (in the latter case, as described below in “—Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund”), could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Prime Broker Agreement contains an Article 8 opt-in clause with respect to the Fund’s assets held in the Trading Balance. The Prime Broker is not required to hold any of the ether or cash in the Fund’s Trading Balance in segregation. Within the Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular ether (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the ether (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Fund’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Fund could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Fund and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Fund’s operations and the value of the Shares. There are no policies that would limit the amount of ether that can be held temporarily in the Trading Balance maintained by the Prime Broker.

Under the Declaration of Trust, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of ether by the Ether Custodian or Prime Broker, absent gross negligence, bad faith or willful misconduct on the part of the Trustee or the Sponsor. As a result, the recourse of the Fund or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of ether by the Ether Custodian or Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Fund’s other service providers for the services they provide to the Fund, including, without limitation, those relating to the holding of ether or the provision of instructions relating to the movement of ether, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Fund, or the obligations or liabilities of any service provider to the Fund, including, without limitation, the Ether Custodian and Prime Broker. The Prime Broker Agreement provides that none of the Coinbase Entities have recourse, whether by set-off or otherwise, with respect to any amounts owed or liabilities incurred by the Fund, to or against any assets of the Sponsor or any affiliate of such Sponsor. Consequently, a loss may be suffered with respect to the Fund’s ether that is not covered by the Ether Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Fund or the Shareholders, under applicable law, is limited.

If the Trade Credits are not available or become exhausted, the Fund may face delays in buying or selling ether that may adversely impact Shareholders; if the Fund does not repay the Trade Credits on time, its assets may be liquidated by the Trade Credit Lender and its affiliates.

To avoid having to pre-fund purchases or sales of ether in connection with cash creations and redemptions and sales of ether to pay the Sponsor’s Fee and any other Fund expenses not assumed by the Sponsor, to the extent applicable, the Fund may borrow ether or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. The Trade Credit Lender is only required to extend Trade Credits to the Fund to the extent such ether or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of ether related to cash creations and redemptions or the selling of ether related to paying the Sponsor’s Fee and, to the extent applicable, (2) Fund assets may be in held the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the Fund’s NAV. To the extent that the execution price for purchases and sales of ether related to creations and redemptions and sales of ether in connection with paying the Sponsor’s Fee and any other Fund expenses deviate significantly from the Index price used to determine the NAV of the Fund, the Shareholders may be negatively impacted because the added costs of such price deviations, which would be borne by the Authorized Participants, may be passed onto the Shareholders in the secondary market. The magnitude of this risk factor relating to the unavailability or exhaustion of the Trade Credits is heightened as a result of the fact that the Fund will effectuate creations and redemptions exclusively for cash rather than in-kind. The Fund generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Fund has granted a security interest, lien on, and right of set off against all of the Fund’s right, title and interest, in the Fund’s Trading Balance and Vault Balance established pursuant to the Prime Broker Agreement and Custodian Agreement, in order to secure the repayment by the Fund of the Trade Credits and financing fees to the Trade Credit Lender. Upon a failure by the Fund to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Fund in the form of Trade Credits, the Ether Custodian and the Prime Broker have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Fund’s Vault Balance and Trading Balance respectively without further consent by the Fund. If the Fund fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Fund’s assets and liquidate them to repay the Trade Credit debt owed by the Fund to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

The Prime Broker facilitates the buying and selling or settlement of ether by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, and the sale of ether, including to pay the Sponsor’s Fee, any other Fund expenses, to the extent applicable, in connection with redemption transactions, and in extraordinary circumstances, to effect the liquidation of the Fund’s ether. The Prime Broker relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of ether. In particular, the Prime Broker has disclosed that customer cash held by the Prime Broker, including the cash associated with the Fund’s Trading Balance, is held (i) in one or more omnibus accounts in the Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and money market funds operating in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service) (“Money Market Funds”), in accordance with state money transmitter laws and (iii) in the Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker represents that it will title the FBO accounts it maintains with U.S. depository institutions and maintain records of the Fund’s interest in a manner designed to enable receipt of FDIC deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass-through basis. The Prime Broker, however, does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass-through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker any ether held by the Prime Broker on Fund’s behalf.  The Sponsor has not independently verified the Prime Broker’s representations. To the extent that the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Prime Broker’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Fund, or cause other operational disruptions or adverse effects for the Fund. In the future, it is possible that the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Fund could also suffer losses in the event that a bank in which the Prime Broker holds customer cash, including the cash associated with the Fund’s Trading Balance (which is used by the Prime Broker to move cash flows associated with the Fund’s orders to sell ether, fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

The Prime Broker has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Fund’s assets from the failures of Silvergate Bank or Signature Bank, in the future, changing circumstances and market conditions, some of which may be beyond the Fund’s or the Sponsor’s control, could impair the Fund’s ability to access the Fund’s cash held with the Prime Broker in the Fund’s Trading Balance or associated with the Fund’s orders to sell ether, including in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Fund expenses and/or redemption transactions. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Fund could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash, in the Fund’s Trading Balance associated with the Fund’s orders to sell ether in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Fund expenses, could result in losses to the Fund, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections. Although the Prime Broker has made certain representations to the Sponsor regarding the Prime Broker’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Broker maintains cash on behalf of its customers (including the Fund), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Fund may maintain cash balances with the Prime Broker that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Broker at money market funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Fund could suffer losses.

The Prime Broker routes orders through Connected Trading Venues in connection with trading services under the Prime Broker Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Broker’s business and cause losses for the Fund.

In connection with trading services under the Prime Broker Agreement, the Prime Broker routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Broker). In connection with these activities, the Prime Broker may hold ether with such Connected Trading Venues in order to effect customer orders, including the Fund’s orders. Cash may also be held in the Prime Broker’s omnibus account at the Connected Trading Venues. If the Prime Broker were to experience a disruption in the Prime Broker’s access to these Connected Trading Venues, the Prime Broker’s trading services under the Prime Broker Agreement could be adversely affected to the extent that the Prime Broker is limited in its ability to execute order flow for its customers, including the Fund. In addition, while the Prime Broker has policies and procedures to help mitigate the Prime Broker’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Broker might not be able to fully recover the customer’s ether or cash that the Prime Broker has deposited with these third parties. As a result, the Prime Broker’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Fund or perform its obligations under the Prime Broker Agreement, and the Fund could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Broker maintains customer ether or cash, including ether or cash associated with the Fund, could result in losses to the Fund, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

The Fund may be terminated and liquidated at a time that is disadvantageous to Shareholders.

The Sponsor may terminate and liquidate the Fund or Trust for any reason in its sole discretion. See “Termination Events.”

If the Sponsor determines that it is appropriate to terminate and liquidate the Fund, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the actual exchange rate of ether at such time is lower than the Index was at the time when Shareholders purchased their Shares. In such a case, when the Fund’s ether are sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

The Declaration of Trust includes provisions that limit Shareholders’ voting rights and the ability to participate in shareholder derivative actions.

Under the Declaration of Trust, Shareholders generally have no voting rights and the Fund will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Fund. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the Declaration of Trust to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Fund that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Declaration of Trust, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Declaration of Trust includes conditions that require (1) a Shareholder or Shareholders to make a pre-suit demand upon the Sponsor to bring the subject action unless an effort to cause the Sponsor to bring such an action is not likely to succeed (a demand on the Sponsor shall only be deemed not likely to succeed and therefore excused if the Sponsor has a personal financial interest in the transaction at issue) and (2) Shareholders eligible to bring a derivative action under the Delaware Statutory Trust Act who hold at least 10% of the outstanding Shares of the Trust, or 10% of the outstanding Shares of the Series or Class to which such action relates, must join in a request for the Sponsor to commence such action.  This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to these requirements, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Declaration of Trust do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Declaration of trust limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

The non-exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Declaration of Trust may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Declaration of Trust provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the non-exclusive jurisdiction for any claims, suits, actions or proceedings, provided that suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Declaration of Trust also waives the right to trial by jury in any such claim, suit, action or proceeding, including any claim under the U.S. federal securities laws, to the fullest extent permitted by applicable law. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Declaration of Trust. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

The Sponsor is solely responsible for determining the value of the net asset value of the Fund, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor has the exclusive authority to determine the net asset value of the Fund.  The Sponsor has delegated to the Administrator the responsibility to calculate the net asset value of the Fund, based on a pricing source selected by the Sponsor. The Administrator determines the net asset value of the Fund as of 4:00 p.m. ET, on each Business Day, as soon as practicable after that time. The Administrator’s determination is made utilizing data from the operations of the Fund and the Index, calculated at 4:00 p.m. ET, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate ether price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Fund’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Administrator may calculate the Index in a manner that ultimately inaccurately reflects the price of ether. To the extent that the net asset value of the Fund, the Index, or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor nor the Administrator may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the net asset value of the Fund. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

To the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP, the Fund’s periodic financial statements may not utilize the Fund’s net asset value. The Fund’s periodic financial statements will be prepared in accordance with GAAP, including ASC Topic 820, and utilize an exchange-traded price from the principal market for ether as of the Fund’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Fund’s financial statements. To the extent that such valuation sources and policies used to prepare the Fund’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Fund’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Extraordinary expenses resulting from unanticipated events may become payable by the Fund, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Fund, with the exception of those described in “Business of the Fund—Fund Expenses”. Expenses incurred by the Fund but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Fund. The Sponsor will cause the Fund to either (i) sell ether held by the Fund or (ii) deliver ether in‑kind to the Sponsor to pay Fund expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Fund may be required to sell or otherwise dispose of ether, at a time when the trading prices are depressed. The sale or other disposition of assets of the Fund in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●    The Fund is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the price of ether. Consequently, if the Fund incurs expenses in U.S. dollars, the Fund’s ether may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

●    Because the Fund does not generate any income, every time that the Fund pays expenses, it will deliver ether to the Sponsor or sell ether. Any sales of the Fund’s ether in connection with the payment of expenses will decrease the amount of the Fund’s assets represented by each Share each time its ether are sold or transferred to the Sponsor.

The Fund’s delivery or sale of ether to pay expenses or otherwise in connection with operations of the Fund could result in Shareholders incurring tax liability without an associated distribution from the Fund.

Assuming that the Fund is treated as a grantor trust for U.S. federal income tax purposes, each delivery of ether by the Fund to pay the Sponsor’s Fee or other expenses and each sale of ether by the Fund to pay Fund expenses not assumed by the Sponsor will be a taxable event to beneficial owners of Shares. Thus, the Fund’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Fund. Any such tax liability could adversely affect an investment in the Shares.

The value of the Shares will be adversely affected if the Fund is required to indemnify the Sponsor, the Trustee, the Administrator, the Ether Custodian or the Cash Custodian pursuant to its contractual arrangements.

Under the Declaration of Trust and the applicable agreements with various Fund service providers, each of the Sponsor, the Trustee, the Administrator and the Custodians has a right to be indemnified by the Fund for certain liabilities or expenses that it incurs without, depending on the applicable arrangement, negligence or gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, the Administrator, or the Custodians may require that the assets of the Fund be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Fund’s ether holdings and the value of the Shares.

Intellectual property rights claims may adversely affect the Fund and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Fund from operating and holding ether, or, receiving, on a temporary basis pending a determination by the Sponsor as to whether the Fund has received a non-ether crypto asset, Incidental Rights or IR Virtual Currency. However, third parties may assert intellectual property rights claims relating to the operation of the Fund and the mechanics instituted for the investment in, holding of and transfer of ether, or in connection with the receipt (on a temporary basis) of Incidental Rights or IR Virtual Currency. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Fund through the sale or transfer of its ether, or disposition of Incidental Rights or IR Virtual Currency including in connection with disclaiming or irrevocably abandoning non-ether crypto assets as determined by the Sponsor. Additionally, a meritorious intellectual property rights claim could prevent the Fund from operating and force the Sponsor to terminate the Fund and liquidate its ether. As a result, an intellectual property rights claim against the Fund could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of the Fund and the Shares

Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ether or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ether, validator activity, digital wallets, the provision of services related to trading and custodying ether, the operation of the Ethereum network, or the digital asset markets generally.

There is a lack of consensus regarding the regulation of digital assets, including ether, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ether in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians.

US federal and state regulators have issued reports and releases concerning crypto assets, including Ether and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. We cannot predict how these and other related events will affect us or the crypto asset business.

President Trump has issued executive orders addressing the administration's intention to establish a comprehensive digital assets regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, CFTC, or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ether held by the Fund specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Fund and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling ether and therefore may adversely affect the price of ether and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including addresses on the Ethereum network, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether ether that has been associated with such addresses in the past can be easily sold. This “tainted” ether may trade at a substantial discount to untainted ether. Reduced fungibility in the ether markets may reduce the liquidity of ether and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of ether and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Ethereum network was to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Ethereum network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many virtual currency exchanges, or the Fund’s service providers, such as the Prime Broker or Cash Custodian - to reduce support for or cease offering services for ether or to the Fund, which could impair the utility of ether, the value of the Shares and the Fund’s ability to operate in compliance with new laws and regulations.

A determination that ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider ether to be a security, at least currently, and the staff has reportedly provided informal assurances to a handful of promoters that their digital assets are not securities. However, a recent federal court decision ruled that the SEC has not to date issued a definitive statement of its position on whether ether is a security for purposes of federal law. HODL Law, PLLC v. Securities and Exchange Commission, Case No. 22-cv-1832-L-JLB, 2023 WL 4852322 (Jul. 28, 2023), at *6. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The CFTC has for years considered ether to be a commodity subject to its regulatory jurisdiction, and ether futures have been listed for years on CFTC-regulated exchanges while cleared ether swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed "mixed swaps" subject to joint CFTC and SEC jurisdiction to the Sponsor's knowledge.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reve tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

As part of determining whether ether is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of ether as a security (or not). Finally, the Sponsor discusses the security status of ether with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ether is not a security light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that ether may in the future be found by the SEC or a federal court to be a security notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may terminate and liquidate the Fund if the Sponsor determines ether is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, and because the SEC has not taken a definitive position, for so long as the Sponsor believes there to be good faith grounds to conclude that the Fund’s ether is not a security, the Sponsor does not intend to dissolve the Fund on the basis that ether could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that ether is a security, or a court decision to that effect would be expected to have an immediate material adverse impact on the trading value of ether, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. The New York Attorney General alleged in a lawsuit filed in March 2023 that ether was a security under New York and federal securities law and that a cryptocurrency exchange that deals in ether, unlawfully failed to register as a securities dealer under New York state law. However, the New York Attorney General alleged in the alternative in the same case that ether was a commodity under both New York state and federal law.

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $100 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. Recent filings indicate the parties have agreed to settlement terms with respect to the enforcement proceeding.

In addition, if ether were determined to be a security, the Fund could be considered an unregistered “investment company” under SEC rules, which could necessitate the Fund’s liquidation. In this case, the Fund and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Fund under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Fund’s activities comply with applicable law, which could force the Sponsor to liquidate the Fund.

Moreover, whether or not the Sponsor or the Fund were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that ether is a security, it is likely that the value of the Shares of the Fund would decline significantly, and that the Fund itself may be terminated and, if practical, its assets liquidated.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and may not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or crypto asset platforms, which could adversely impact the value of ether and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the digital asset platform market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Ethereum network), the digital asset markets (including the ether market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks (including the Ethereum network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA passed the European Parliament in 2023 and applies from 2024.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ether. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Fund or ether is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares.

If regulators subject the Fund or the Sponsor to regulation as a money services business or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of the Fund or the Sponsor cause it to be deemed an MSB under the regulations promulgated by FinCEN, the Fund or the Sponsor may be required to comply with FinCEN regulations, make certain reports to FinCEN and maintain certain records. Similarly, the activities of the Fund or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Fund or the Sponsor to incur extraordinary expenses. If the Fund or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. The Sponsor may decide to discontinue and wind up the Fund. A dissolution of the Fund in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Additionally, to the extent the Fund or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Fund or the Sponsor, and have a material adverse effect on the price of the Shares.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Ethereum blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Ethereum network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that the Ethereum network is global and anyone can program DApps or smart contracts that will operate and record transactions on the Ethereum Blockchain, and the fact that their creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.

The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or prominent DApp or smart contract were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Fund, the Sponsor or another Fund service provider were to transact with a sanctioned entity, the Fund, the Sponsor or service provider would be at risk of potential criminal or civil lawsuits or liability.

The Fund takes measures with the objective of reducing illicit financing risks in connection with the Fund's activities. However, illicit financing risks are present in the digital asset markets, including markets for ether. There can be no assurance that the measures employed by the Fund will prove successful in reducing illicit financing risks, and the Fund is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks materialize, the Fund, the Sponsor or other key service providers and/or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Fund’s ability to operate or cause losses in value of the Shares.

In accordance with applicable regulation, affiliates of the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Fund will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and or a thorough KYC process, such as the Authorized Participants, the Prime Broker and Ether Custodian. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Fund. As a result, the Sponsor has in place processes and controls designed to ensure that a situation would not arise where the Fund would engage in transactions with a counterparty whose identity the Sponsor and the Fund did not know.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Broker and Ether Custodian, as an entity licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Fund will only accept creation and redemption requests from Authorized Participants and trade with ether counterparties who have each represented to the Fund that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Fund will not hold any ether except those that have been purchased on behalf of the Fund via the Prime Broker or other executing agent/broker in connection with creations and redemptions. Moreover, the Prime Broker has represented to the Fund that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating ether deposits to, and withdrawals from, the Fund’s Trading Balance, as required by law.

The Prime Broker and Ether Custodian have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections to ensure that the Sponsor and the Fund do not transact with a sanctioned party. The Prime Broker performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Broker’s blockchain analytics screening program, any ether that is delivered to the Fund’s account will undergo screening designed to assess whether the origins of that ether are illicit.

The Prime Broker conducts screening on transactions by an Authorized Participant to determine whether transactions are in violation of certain applicable sanctions laws. The Prime Broker and its affiliates, including the Ether Custodian, will (a) block or reject the deposit into the Fund’s Trading Account, where required by applicable sanctions laws, and (b) agree to promptly inform the Fund of its actions, so long as permitted by applicable law. However, there is no guarantee that such procedures will always be effective or that the Prime Broker and its affiliates will always perform their obligations. Such screening may also result in a transaction identified by such screening being blocked or frozen by the Prime Broker, and thus made unavailable to the Fund. Moreover, the Custodian Agreement requires the Fund to withdraw and deposit assets to public blockchain addresses and accounts for which the Fund has conducted the necessary “know your customer” and anti-money laundering due diligence. Although the Fund arranges for such diligence to be performed, including by the Fund’s service providers, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. If the Authorized Participants have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Fund’s procedures or diligence prove to be ineffective, violations of such laws could result, which could result in regulatory liability for the Fund, the Sponsor or other Fund service providers or their respective affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Ether Custodian, under the Prime Broker Agreement and Custodian Agreement. Any of the foregoing could result in losses to the Shareholders or negatively affect the Fund’s ability to operate

Regulatory changes or interpretations could obligate the Fund or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Ether are treated. In particular, ether may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Fund cannot be certain as to how future regulatory developments will impact the treatment of ether under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Fund. If the Sponsor decides to terminate the Fund in response to the changed regulatory circumstances, the Fund may be terminated or liquidated at a time that is disadvantageous to Shareholders.

To the extent that ether is deemed to fall within the definition of a “commodity interest” under the CEA, the Fund and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association (“NFA”) and may be subject to additional regulatory requirements with respect to the Fund, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Fund. Any such termination could result in the liquidation of the Fund’s ether at a time that is disadvantageous to Shareholders.

To the extent that ether is deemed to fall within the definition of a security under U.S. federal securities laws, the Fund, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non‑recurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Fund. Any such termination could result in the liquidation of the Fund’s ether at a time that is disadvantageous to Shareholders.

The SEC has taken steps to interpret its existing authorities as covering various digital asset activities. For example, the SEC has previously proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover all digital assets, including ether, and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including ether. The Sponsor is studying the impact that such amendments may have on the Fund and its arrangements with the Ether Custodian and Prime Broker. It is possible that such amendments, if adopted, could prevent the Ether Custodian and Prime Broker from serving as service providers to the Fund, or require potentially significant modifications to existing arrangements under the Custody Agreement and Prime Broker Agreement, which could cause the Fund to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Ether Custodian and Prime Broker currently play, the Fund’s operations (including in relation to creations and redemptions of Creation Units and the holding of ether) could be negatively affected, the Fund could be terminated (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Fund could be affected. It is also possible that a new Administration and Congress in the United States propose new laws and regulations related to digital assets.

Further, the proposed amendments could have a severe negative impact on the price of ether and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to ether, or causing certain holders of ether to sell their holdings.

The treatment of the Fund for U.S. federal income tax purposes is uncertain.

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Fund operates as expected, the Fund should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). Assuming that the Fund is a grantor trust, the Fund will not be subject to U.S. federal income tax. Instead, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Fund's assets and a pro rata portion of the Fund's income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

The Fund may take certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge any of these positions the Fund might not qualify as a grantor trust.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar occurrences. Assuming that the Fund is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Fund to continue to be treated as a grantor trust for such purposes.

If the Fund is not properly classified as a grantor trust, the Fund might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency (including ether) for U.S. federal income tax purposes, there can be no assurance in this regard. If the Fund were classified as a partnership and not a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Fund were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes (including if the Fund were considered a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes). If it were treated as a corporation, the Fund would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes, on its net taxable income, and certain distributions made by the Fund to Shareholders would be treated as taxable dividends to the extent of the Fund’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as may be provided in an applicable tax treaty).

The treatment of digital currency for U.S. federal income tax purposes is uncertain.

Assuming that the Fund is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ether (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Fund. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital currency that are not within the scope of the Notice.

As noted above, with respect to any airdrop of any non-ether crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not ether, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-ether crypto asset and, in the event that the Fund seeks to change this position, an application would need to be filed with the SEC by Cboe BZX Exchange, the listing exchange, seeking approval to amend its listing rules.  For the avoidance of doubt, the only crypto asset to be held by the Fund will be ether; the Fund does not have the ability or intention to hold any other crypto asset, and specific regulatory approval would be required in order to do so.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital currencies for U.S. federal income tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of ether in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies in general.

Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as ether, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of ether in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Fund to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York and New Jersey, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital currencies for fiat currency), and states that have issued guidance on their tax treatment of digital currencies could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of ether may have negative consequences, including the imposition of a greater tax burden on investors in ether or the imposition of a greater cost on the acquisition and disposition of ether generally.

The treatment of digital currencies for tax purposes by non‑U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non‑U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of ether users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for ether in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non‑U.S. tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of ether in digital asset platforms. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (as defined under “U.S. Federal Income Tax Consequences” below) would constitute “unrelated business taxable income” (“UBTI”). Tax-exempt Shareholders should consult their tax advisers regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

Shareholders could incur a tax liability without an associated distribution of the Fund.

In the normal course of business, it is possible that the Fund could incur a taxable gain in connection with the sale of ether (such as sales of ether, including to obtain fiat currency with which to pay the Sponsor’s Fee or Fund expenses, as well as deemed sales of ether as a result of the Fund using ether to pay the Sponsor’s Fee or its expenses) that is otherwise not associated with a distribution to Shareholders. Shareholders may be subject to tax due to the grantor trust status of the Fund even though there is not a corresponding distribution from the Fund.

A hard “fork” of the Ethereum blockchain could result in Shareholders incurring a tax liability.

If a hard fork occurs in the Ethereum blockchain, the Fund could temporarily hold both the original ether and the alternative new ether. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Declaration of Trust provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute ether. The Fund shall treat whichever asset the Sponsor determines is not ether as Incidental Rights or IR Virtual Currency.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders (as defined under “U.S. Federal Income Tax Consequences” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

The receipt, distribution and/or sale of the alternative ether may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S., tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Fund. The Sponsor and its affiliates have no fiduciary duties to the Fund or its Shareholders, which may permit them to favor their own interests to the detriment of the Fund and its Shareholders.

The Sponsor will manage the affairs of the Fund. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Fund and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Fund and its Shareholders. These potential conflicts include, among others, the following:

●
the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Fund and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;
●
the Trust, on behalf of the Fund, has agreed to indemnify the officers, affiliates, directors, employees or agents of the Trustee and the shareholders, members, directors, officers, employees, affiliates and subsidiaries of the Sponsor pursuant to the Declaration of Trust;
●
the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;
●
the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Fund;
●
the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Fund;
●
affiliates of the Sponsor may have substantial direct investments in ether, stablecoins (such as USDC), or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Fund or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index price and, in turn, the value of the Shares;
●
the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Fund, including vendors with respect to valuation of the Fund’s assets; and
●
the Sponsor may appoint an agent to act on behalf of the Shareholders, which may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Declaration of Trust.

Investment vehicles advised or managed by affiliates of the Sponsor may, from time to time, hold an interest in Coinbase Global, the parent of Coinbase Inc., which serves as the Fund's Prime Broker and operates one of the digital asset platforms included in the Index price and is the parent of the Ether Custodian.

Investment vehicles advised or managed by affiliates of the Sponsor own shares in many public companies listed in the United States, and may take positions in Coinbase Global, the publicly traded parent of Coinbase Inc. which operates the Coinbase platform and serves as the Fund's Prime Broker. The Fund values its digital assets by reference to the Index price. Coinbase is one of the digital asset platforms included in the Index. The Sponsor values its digital assets by reference to the Index price. Coinbase is one of the digital asset platforms included in the Index.

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase's interests over the interests of the Fund or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Broker. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of ether in order to increase the Sponsor’s fees. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

Coinbase Global is also the parent company of the Ether Custodian, Coinbase Custody Trust Company, LLC. The Ether Custodian serves as a fiduciary and custodian on the Fund’s behalf, and is responsible for safeguarding digital assets held by the Fund, and holding the private keys that provide access to the Fund’s digital wallets and vaults. The positions of investment vehicles managed by affiliates of the Sponsor in the parent company of the Ether Custodian may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor the Ether Custodian’s interests over the interests of the Fund or its Shareholders with respect to, for example, fees charged, and the quality of service provided by the Ether Custodian. Similarly, it is possible that investors could have concerns that the interests owned by investment vehicles managed by affiliates of the Sponsor in Coinbase could cause it to refrain from taking actions that are in the best interests of the Fund but that could harm the Ether Custodian. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Fund.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Fund for any length of time. If the Sponsor discontinues its activities on behalf of the Fund and a substitute sponsor is not appointed, the Fund will terminate and liquidate its ether.

Appointment of a substitute sponsor will not guarantee the Fund’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Fund will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Fund and the Fund may terminate.

Although the Ether Custodian is a fiduciary with respect to the Fund’s assets, it could resign or be removed by the Sponsor, which may trigger early dissolution of the Fund.

The Ether Custodian has represented that it is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act and is licensed to custody the Fund’s ether in trust on the Fund’s behalf. However, the Ether Custodian may terminate the Custodian Agreement for cause at any time, and the Ether Custodian can terminate the Custodian Agreement for any reason upon providing the applicable notice provided under the Custodian Agreement. If the Ether Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may terminate the Fund in accordance with the terms of the Declaration of Trust.

Coinbase serves as the Ether Custodian and prime execution agent for several competing exchange-traded ether products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Prime Broker and Ether Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded cryptoasset company in the world by market capitalization and is also the largest cryptoasset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of cryptoasset brokerage and custody services, Coinbase serves as the Ether Custodian and prime execution agent for several competing exchange-traded ether products. Therefore, Coinbase has a critical role in supporting the U.S. spot ether exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Fund, the Shareholders and the value of the Shares.

If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Fund.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel was appointed to represent investors in connection with the formation of the Fund or the establishment of the terms of the Declaration of Trust and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders and Authorized Participants lack the right under the Custodian Agreement to assert claims directly against the Ether Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant have a right under the Custodian Agreement to assert a claim against the Ether Custodian. Claims under the Custodian Agreement may only be asserted by the Sponsor on behalf of the Fund.

Risk Factors Related to ERISA

It is possible that the underlying assets of the Fund will be deemed to include “plan assets” for the purposes of Title I of ERISA or Section 4975 of the Code. If the assets of the Fund were deemed to be “plan assets,” this could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Fund and (ii) the possibility that certain transactions in which the Fund might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Fund from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Fund could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or the Sponsor. There may be other federal, state, local, non-U.S. law or regulation that contains one or more provisions that are similar to the foregoing provisions of ERISA and the Code that may also apply to an investment in the Fund.

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Fund and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Fund by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management Strategy and Governance Overview
The Trust and the Fund do not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of the Trust and the Fund. The Sponsor is a wholly owned subsidiary of Franklin Resources, Inc. (“FRI”). FRI maintains global, firm-wide policies and procedures governing matters relating to crisis management, corporate continuity, business continuity planning and disaster recovery, enterprise business resilience, and corresponding risk mitigation processes and systems in these areas (collectively referred to as the “Global Corporate Continuity Program”).
The Global Corporate Continuity Program is generally overseen by the Business Recovery Governance Committee (“BRGC”). BRGC has developed certain policies and principles in implementing the program. The executive officers of the Sponsor perform certain functions with respect to the Trust and the Fund that, if the Trust or the Fund had directors or executive officers, would typically be performed by them, including receiving reports from the BRGC regarding the Global Corporate Continuity Program. In line with the Global Corporate Continuity Program, the Sponsor or its delegate: (1) regularly conducts a business impact analysis; (2) develops, exercises and maintains a viable and actionable Business Continuity Plan specifically tailored to the Sponsor in light of the nature and scope of its business; and (3) completes annual testing of the Business Continuity Plan. Material exceptions to this policy and risk events and related mitigation/corrective measures are reported to the Sponsor’s Governance Oversight Committee. As appropriate, the Sponsor or its delegate will coordinate with FRI’s relevant risk management and disaster recovery-related committees to review risk monitoring and mitigation strategies as contemplated under the Global Corporate Continuity Program at least annually, and more often if there are significant internal or external changes affecting these risks as pertains to the Sponsor’s business and its Business Continuity Plan.

FRI has adopted the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework as its security outline. The program is reviewed annually. Using the NIST framework as a guide, FRI’s cybersecurity program is organized around the following program domains:
•      Identify critical assets, data, systems and capabilities, cybersecurity strategy and governing elements, threats and cybersecurity risks
•      Protect assets (data, systems, networks, personnel, etc.) from external or internal malicious actors and failed practices

•      Detect anomalies and security events through environments monitoring, analysis, remediation, and reporting. Engage outside vendors to periodically test the network infrastructure and software applications against known vulnerabilities and to ensure the use of a best practice security program
•      Respond to incidents regardless of source or causality
•      Recover through planning, improvements and communications (external and internal)
•      Conduct after-action evaluation to identify what went well, what did not go well and improve FRI’s systems after an issue
FRI employs third-party firms to assess its cybersecurity posture, conduct penetration testing, and forensic analysis. FRI maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact FRI’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within FRI’s NIST framework, and risk identification and mitigation are supported by FRI’s Global Corporate Continuity Program. FRI also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.
Assessment of Cybersecurity Risks
As of March 31, 2025, cybersecurity risks have not materially affected the Trust or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on our ability to achieve the investment objective, results of operations, or financial condition.
Item 2.   Properties
None.
Item 3.   Legal Proceedings
From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of June 27, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.
Item 4.   Mine Safety Disclosures
Not applicable.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
a)        Franklin Ethereum ETF Shares are listed on the Cboe BZX Exchange under the symbol “EZET” and have been listed since July 23, 2024. As of March 31, 2025, there were approximately 49 DTC participating shareholders of record of the Trust. Because most of the Trust's Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
b)        Not applicable.
c)         The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 2 Creation Unit (comprising 100,000 Shares) during the quarter ended March 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2025 – January 31, 2025	-	$-
February 1, 2025 – February 28, 2025	-	-
March 1, 2025 – March 31, 2025	100,000	14.25

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Fund, included elsewhere in this annual report on Form 10-K.

Forward-Looking Information
This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K; Part I, Item 1A. Risk Factors of this Form 10-K, and other parts of this Form 10-K. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund's expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund.

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

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s ether using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s ether is carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 11:59:59 p.m., ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

Critical Accounting Policies

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

Results of Operations for the period July 23, 2024 (Date of commencement of operations) to March 31, 2025*

At March 31, 2025, the Custodian held 11,780.2062 ether on behalf of the Fund, with a market value of $21,614,322(cost: $37,851,948) based on the Principal Market Price at year end.

For the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025, 1,750,000 Shares were issued in exchange for 13,300.0000 ether and 300,000 Shares were redeemed in exchange for 2,279.7938 ether. The Fund’s NAV per Share began the period at $26.21 and ended the period at $13.94. The 46.81% decrease in the Fund's NAV from $26.21 as of July 23, 2024 (Date of Commencement of operations) to $13.94 at March 31, 2025 is primarily related to the 46.80% decrease in the price of ether.

Net realized and unrealized loss on investment in ether for the period ended March 31, 2025, was approximately $17,233,952 which includes a net realized loss on investment in ether of $995,550 and net change in unrealized depreciation on investment in ether of approximately $16,238,402. Net realized and unrealized loss on investment in ether for the period was driven by ether price depreciation from $3,448.77 per ether for the period from July 23, 2024 (Date of Commencement of operations) to $1,834.80 per ether as of March 31, 2025. Net decrease in net assets resulting from operations was approximately $17,242,876 for the period ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in ether of $17,233,952 and net Sponsor Fee of $8,924. Net assets increased to approximately $21,605,398 on March 31, 2025. The increase in net assets primarily resulted from the aforementioned ether price movement and net capital share transactions of approximately $36,227,209.

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

Off-Balance Sheet Arrangements

At March 31, 2025, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Ether

As movements in the price of Ether are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of Ether. Past movements in the Ether price are not indicators of future movements.

The following chart shows movements in the price of Ether based on the CME CF Ether-Dollar Reference Rate - New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from July 23, 2024 to March 31, 2025.

The average, high, low and end-of-period Ether prices based on the CME CF Ether-Dollar Reference Rate - New York Variant are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
July 23, 2024 to March 31, 2025	2,804.56	4,074.58	December 6, 2024	1,836.58	March 31, 2025	1,836.58	March 31, 2025

(1)   The end of period Ethereum price is the CME CF Ether-Dollar Reference Rate - New York Variant on the last business day of the period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.   Financial Statements and Supplementary Data
The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the period July 23, 2024 (Date of commencement of operations) through March 31, 2025:

	For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024*	Three Months ended December 31, 2024	Three Months ended March 31, 2025	For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025*
Net investment income (loss)	$-	$-	$(8,924)	$(8,924)
Net realized and change in unrealized gain (loss)	(6,971,976)	8,501,878	(18,763,854)	(17,233,952)
Net increase (decrease) in net assets resulting from operations	(6,971,976)	8,501,878	(18,772,778)	(17,242,876)
Net increase (decrease) in Principal Market NAV^	(4.89)	5.07	(11.03)	(10.85)

*         On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.
^         The Fund’s financial statements are prepared in accordance GAAP for financial information. Ether is priced based on the Principal Market Price at 11:59:59PM ET. The net asset values calculated for transactions with Authorized Participants would differ from the net asset values reported here.
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2025 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.
The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2025 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.
Change in Internal Control Over Financial Reporting
There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Fund’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.
Item 9B. Other Information
No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.
Item 9C.                Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.
David Mann – President and Chief Executive Officer
Matthew Hinkle – Chief Financial Officer
Vivek Pai – Chief Accounting Officer and Treasurer
Todd Mathias – Vice President
Julie Patel – Vice President and Secretary
Navid Tofigh – Vice President and Assistant Secretary
Lindsey Hicks – Assistant Treasurer
Ajay Narayan – Assistant Treasurer
Jeff White – Assistant Treasurer
The Trust does not have a code of ethics as it does not have any directors, officers, or employees.
The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer, Principal Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available at https://www.franklinresources.com/governance/corporate-governance-documents. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.
Item 11. Executive Compensation
The Trust does not have any directors or executive officers. The only ordinary expense paid by the Fund is the Sponsor’s fee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans: Not applicable.
Security Ownership of Certain Beneficial Owners and Management:
a.)      Not applicable.
b.)      Not applicable.
Item 13. Certain Relationships and Related Transactions and Director Independence
Not applicable.
Item 14. Principal Accounting Fees and Services
Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), as paid by the Sponsor from the Sponsor fee, for the period ended March 31, 2025, were:
2025*
Audit fees	$120,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$120,000

*         For the period from July 23, 2024 (Commencement of Operations) to March 31, 2025.
In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PwC for professional services for the audit of the Trust’s and the Fund’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s and the Fund’s financial statements.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.
Exhibit Index
Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Document
31.1(1)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2(1)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

97.1(1)	Compensation Recovery Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)      Filed herewith.
Item 16. Form 10-K Summary
None.

GLOSSARY OF DEFINED TERMS
In this Annual Report, each of the following quoted terms has the meanings set forth after such term:
“Administration Agreement” — The Fund Administration and Accounting Agreement between the Administrator and the Fund.

“Administrator” — The Bank of New York Mellon.

“Affiliate” — Any affiliates of the Sponsor and the Marketing Agent (including Franklin Resources, Inc., each of its affiliates, directors, partners, trustees, managing members, officers and employees).

“airdrop” — An occurrence where holders of a particular digital asset may be entitled to claim a certain amount of a new digital asset for free, based on the fact that they hold such particular digital asset.

“API” - Application Programming Interface.

“Article 8” — Article 8 of the New York Uniform Commercial Code.

“ASC Topic 820” - The Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.”

“Authorized Participant” — A person who, at the time of submitting an order to create or redeem one or more Creation Units (i) is a registered broker-dealer, (ii) is a DTC Participant or an Indirect Participant, and (iii) has in effect a valid Authorized Participant Agreement.

“Authorized Participant Agreement” — An agreement entered into by an Authorized Participant, the Sponsor and the Administrator that provides the procedures for the creation and redemption of Creation Units.

“BitLicense” — A business license under 23 New York Codes, Rules and Regulations (NYCRR) Part 200.

“BMR” —The UK Benchmarks Regulation.

“BNYM” — The Bank of New York Mellon.

“Business Day” — Any day other than: (1) a Saturday or a Sunday, or (2) a day on which the Cboe BZX Exchange is closed for regular trading.

“BSA” - U.S. Bank Secrecy Act, as amended.

“Cash Custodian” — The Bank of New York Mellon.

“Cboe BZX Exchange” — Cboe BZX Exchange, Inc.

“CBDCs” — Digital forms of legal tender, called central bank digital currencies, introduced by central banks in various countries.

“CB Return Cure” - the failure of any Coinbase Entity to sell or withdraw or transfer the Fund’s ether in accordance with the Fund’s instructions within the time periods set forth in the Prime Broker Agreement and such failure is not cured within two (2) business days following the Fund providing written notice to the relevant Coinbase Entity.

“CF Benchmarks Index” — The CME CF Ether-Dollar Reference Rate - New York Variant for Ether - U.S. Dollar Trading pair.

“CFPB” — The Consumer Financial Protection Bureau.

“CFTC” — The U.S. Commodity Futures Trading Commission.

“Client Account” — Other accounts for clients, such as registered and unregistered funds and owners of separately managed accounts that various divisions and units within Franklin Templeton manage or advise.

“CME” – Chicago Mercantile Exchange.

“Code” — The United States Internal Revenue Code of 1986, as amended.

“Code of Ethics” — The codification of the Sponsor's business and ethical principles that applies to its executive officers.

“Coinbase Entities” — The Prime Broker, Ether Custodian and Trade Credit Lender.

“Commodity Exchange Act” or “CEA” — The United States Commodity Exchange Act of 1936, as amended.

“Connected Trading Venue” — A venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell ether on behalf of the Fund.

“Consensus Client” – A consensus-layer client software program.

“Constituent Platforms” — The constituent digital asset platforms of the CF Benchmarks Index, which are chosen by the Index Administrator and could change over time.

“Creation Ether Amount” - The amount of ether to be purchased by the Fund which the Sponsor will adjust as determined on each Business Day as promptly as practicable after 4:00 p.m. ET, by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and dividing the resulting product by that day’s CF Benchmarks Index.

“Creation Unit” — A block of 50,000 Shares.

“Creation Unit Deposit Amount” — The amount of cash to be delivered in a creation which BNYM will adjust as determined on each Business Day as promptly as practicable after 4:00 p.m. ET, by multiplying the NAV by the number of Shares in each Creation Unit (50,000).

“CTA” - The Consolidated Tape Association.

“Custodian Agreement” — The agreement, governed by New York law, between the Fund and the Ether Custodian regarding the custody of the Fund’s ether.

“Custodians” —The Cash Custodian and Ether Custodian, collectively.

“Custodians’ Fee" — The fees payable to the Custodians.

“CVC” - Convertible currency.

“DAOs” - Decentralized autonomous organizations.

“DApps” - Short for decentralized applications, which consistent with common usage, refers to all applications which are built on the Ethereum network or other blockchains, whether or not decentralized in fact.

“Declaration of Trust” — The Agreement and Declaration of Trust dated as of May 30, 2024, among the Sponsor, the Trust and the Trustee.

“DeFi” - Decentralized finance.

“DFPI” — The California Department of Financial Protection and Innovation.

“DOL” — The U.S. Department of Labor.

“DSTA” — The Delaware Statutory Trust Act.

“DTC” — The Depository Trust Company.

“DTC Participant” — An entity that has an account with DTC.

“ECI” — Income that is treated as “effectively connected” with the conduct of a trade or business in the United States.

“EDRTI” — CME CF Ether-Dollar Real Time Index.

“ERISA” — The Employee Retirement Income Security Act of 1974, as amended.

“ETHUSD_RR” – CME CF Ether-Dollar Reference Rate.

“ET” — Eastern Time Zone.

“ETH” - The currency code for ether.

“Ethereum blockchain” - The blockchain ledger for ether.

“Ethereum Classic” or “ETC” — The original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC.

“Ethereum Client” - software application that implements the Ethereum network specification, communicates with the Ethereum network and allows them to act as a node in the network to the new specification.

“Ether Custodian” or “Coinbase Custody” – Coinbase Custody Trust Company, LLC.

 “Ethereum Foundation” - A Swiss non-profit organization, was set up to oversee the protocol’s development.

“Ethereum network” - Ethereum blockchain and any digital asset network, including the Ethereum peer-to-peer network.

“Ether Trading Counterparty” — Designated third parties who are not registered broker-dealers and transact in ether pursuant to written agreements with the Fund.

“EthSuisse” - Ethereum Switzerland GmbH.

“Exchange Act” — The United States Securities Exchange Act of 1934, as amended.

“Execution Client” - An execution-layer client software program.

“Fair Value Event” - An event which occurs if the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable.

“FBO” — For the benefit of.

“FBO Account” – An omnibus account in the Prime Broker’s name FBO its customers at each of multiple FDIC-insured banks.

“FCA” — The Financial Conduct Authority of the United Kingdom.

“FDAP” — A Non-U.S. Shareholder’s allocable share of U.S. source dividend, interest, rental and other “fixed or determinable annual or periodical gains, profits and income.”

“FDIC” — The Federal Deposit Insurance Corporation.

“FinCen” — The U.S. Department of the Treasury Financial Crimes Enforcement Network.

“FINRA” — The Financial Industry Regulatory Authority.

“Fork” — A non-backward compatible change to the original Ethereum blockchain and the source code of the original Ethereum network which results in the original Ethereum network and the original Ethereum blockchain existing side-by-side, but incompatible, with a new network and a new blockchain, and leads to the creation of a new asset running on the new blockchain.

“FTX” — FTX Trading Ltd.

“GAAP” — The U.S. generally accepted accounting principles.

“Genesis” — Genesis Global Capital, LLC and its affiliates.

“gwei” - Fractions of an ether smaller than .0000000001.

“Hard fork” — A permanent split in a network’s blockchain that separates an existing blockchain network into two networks, each with its own digital asset, blockchain and source code, which are not backwards compatible.

 “IIV” - Intraday indicative value per share.

“Incidental Rights” — Any virtual currency (for avoidance of doubt, other than ether) or other asset or right that the Fund may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Fund’s ownership of ether and arise without any action of the Fund, or of the Sponsor, Administrator or other service provider on behalf of the Fund.

“Index” — The CF Benchmarks Index shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines not to use the CF Benchmarks Index as the Index.

“Index Administrator” —CF Benchmarks Ltd.

“Indirect Participant” — An entity that has access to the DTC clearing system by clearing securities through, or maintaining a custodial relationship with, a DTC Participant.

“Initial Seed Shares” —$100,000 in Shares, comprising 4,000 Shares at a per-Share price equal to $25.00, delivered on May 21, 2024 to the Seed Capital Investor.

“In-Kind Regulatory Approval” - The necessary regulatory approval to permit the Fund to create and redeem Shares in-kind for ether.

“Investment Company Act” — The United States Investment Company Act of 1940, as amended.

“IR Virtual Currency” — A virtual currency acquired through Incidental Rights.

“IRA” — Individual retirement account.

“IRS” — The United States Internal Revenue Service.

“JOBS Act”— The Jumpstart Our Business Startups Act.

“KYC” - Know your customer.

“Money Market Fund” - A money market fund that is in compliance with Rule 2a-7 under the Investment Company Act of 1940 and rated “AAA” by S&P (or the equivalent from any eligible rating service).

“MSB” — A U.S.-based platform registered as a money services business with FinCen.

 “MEV” - Maximal Extractable Value.

“MiCA” - Markets in Crypto-Assets.

“NAV” — Net asset value per Share.

“NBMM” – Non-bank market maker.

“NFA” — National Futures Association.

“NFTs” - Non-Fungible tokens.

“Non-U.S. Shareholder” — A Shareholder that is (or is treated as), for U.S. federal income tax purposes: (1) a nonresident alien individual, (2) a foreign corporation or (3) an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

“Notice” — The 2014 notice released by the IRS.

“NYDFS” — The New York State Department of Financial Services.

“OCC” — The Office of the Comptroller of the Currency.

“OFAC” — The Office of Foreign Assets Control.

“Order Book” - A list of buy and sell orders with associated limit prices and sizes that have not yet been matched.

“OTC” – Over the counter.

“Oversight Committee” - The Oversight Committee of the Index Administrator.

“Person” - Any natural person or any limited liability company, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

“Plan Assets Regulation” — Regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA.

“Plans” — Any (a) employee benefit plan and certain other plans and arrangements, including individual retirement accounts and annuities, (b) Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code.

“Prime Broker Agreement” — The agreement between the Sponsor, Trustee and the Prime Broker.

“Prime Broker” — Coinbase Inc., an affiliate of the Ether Custodian.

“Relevant Coinbase Entities” — The Prime Broker and its parent.

“Relevant Pair” - The relevant cryptocurrency base asset against the corresponding quote asset, including markets where the quote asset is made fungible with accepted assets.

“Relevant Transaction” — Any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the ETH/USD pair that is reported and disseminated by a Constituent Platform through its publicly available API and observed by the Index Administrator.

“Ruling & FAQs” — The revenue ruling and set of “Frequently Asked Questions” released by the IRS in 2019.

“Sarbanes-Oxley Act” — The Sarbanes–Oxley Act of 2002.

“SEC” — The Securities and Exchange Commission of the United States, or any successor governmental agency in the United States.

“Secondary Index” – Lukka Digital Asset Reference Rate—Ethereum.

“Securities Act” — The United States Securities Act of 1933, as amended.

“Seed Capital Investor” — Franklin Resources, Inc.

“Seed Creation Units” — 100,000 Shares delivered to the Seed Capital Investor on June 27, 2024 in exchange for cash which the Fund used to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024, (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor) all at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether).

“Settlement Deadline” — 6:00 p.m. ET of the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund or, if such day is not a business day, on the next business day.

“Shareholders” — Owners of beneficial interests in the Shares.

“Shares” — Units of fractional undivided beneficial interest in the net assets of the Fund.

"SIPC" — The Securities Investor Protection Corporation.

“Sponsor” — Franklin Holdings, LLC, an indirect subsidiary of Franklin Resources, Inc.

“Sponsor’s Fee” — The fees of the Sponsor accrues daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a six-month period commencing on the day the Shares are initially listed on the Exchange to January 31, 2025, the Sponsor waived the entire Sponsor's Fee on the first $10.0 billion of the Fund's assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Sponsor’s website for the Fund.

“SVB” — Silicon Valley Bank.

“Trade Credit Lender” — Coinbase Credit, Inc.

“Trade Credit” — The Fund may borrow ether or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

“Trade Financing Agreement” — The Coinbase Credit Post-Trade Financing Agreement.

“Trading Balance” — A trading account at which, pursuant to the Prime Broker Agreement, a portion of the Fund’s ether holdings and cash holdings from time to time may be held with the Prime Broker, including in connection with the sale of ether to pay the Sponsor’s Fee and Fund expenses not assumed by the Sponsor.

“Trading Platform” — The Prime Broker's execution platform where the Sponsor may place an order.

“Transaction Parties” — The Sponsor, the Trustee, the Custodians and any of their respective affiliates.

“Transfer Agency and Service Agreement” The agreement between the Fund and BNYM to perform transfer agency services.

“Transfer Agent” — The Bank of New York Mellon.

“Treasury Regulations” — Tax regulations issued by the IRS.

“Trust” — Franklin Ethereum Trust, a Delaware statutory trust formed pursuant to the Agreement and Declaration of Trust.

“Trustee” — CSC Delaware Trust Company, a subsidiary of Corporation Service Company.

“UBTI” — Unrelated business taxable income.

“USD” - The currency code the US Dollar.

“USDC” — US Dollar Coin.

“U.S. Shareholder” — A Shareholder that is (1) an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes; (2) a corporation (or an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or (4) a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

“Vault Balance” — Accounts storing the Fund’s ether that are required to be segregated from the assets held by the Ether Custodian as principal and the assets of its other customers.

“VWAP” - Volume Weight Average Prices.

“VWMP” - Volume Weight Median Prices.

Franklin Ethereum ETF
Franklin Ethereum Trust

index to financial statements

Page
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Ethereum Trust	F-2

Combined Statement of Assets and Liabilities at March 31, 2025 for Franklin Ethereum Trust	F-3

Combined Schedule of Investments at March 31, 2025 for Franklin Ethereum Trust	F-4

Combined Statement of Operations for the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025 for Franklin Ethereum Trust	F-5

Combined Statement of Cash Flows for the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025 for Franklin Ethereum Trust	F-6

Combined Statement of Changes in Net Assets for the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025 for Franklin Ethereum Trust	F-7

Combined Notes to Financial Statements for Franklin Ethereum Trust	F-8

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Ethereum ETF	F-14

Statement of Assets and Liabilities at March 31, 2025 for Franklin Ethereum ETF	F-15

Schedule of Investments at March 31, 2025 for Franklin Ethereum ETF	F-16

Statement of Operations for the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025 for Franklin Ethereum ETF	F-17

Statement of Cash Flows for the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025 for Franklin Ethereum ETF	F-18

Statement of Changes in Net Assets for the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025 for Franklin Ethereum ETF	F-19

Notes to Financial Statements for Franklin Ethereum ETF	F-20

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Ethereum Trust

Opinion on the Financial Statements

We have audited the accompanying combined statement of assets and liabilities, including the combined schedule of investments, of Franklin Ethereum Trust and Franklin Ethereum ETF (the “Trust”), as of March 31, 2025 and the related combined statements of operations, cash flows, and changes in net assets for the period July 23, 2024 (date of commencement of operations) through March 31, 2025, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2025, and the results of its operations, its cash flows and changes in its net assets for the period July 23, 2024 (date of commencement of operations) through March 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s combined financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 27, 2025

We have served as the Trust’s auditor since 2024.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES

March 31, 2025*

Assets
Investment in ether, at fair value(a)	$21,614,322
Total assets	21,614,322

Liabilities
Sponsor's fee payable	8,924
Total Liabilities	8,924
Commitments and contingencies (Note 7)
Net assets	$21,605,398

Shares issued and outstanding(b)	1,550,000
Net asset value per Share	$13.94

*   No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)   Cost of investment in ether: $37,851,948 at March 31, 2025.
(b)   No par value, unlimited amount authorized.

See accompanying notes to the combined financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED SCHEDULE OF INVESTMENTS

March 31, 2025*
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Less liabilities			(8,924)	(0.04)%
Net assets			21,605,398	100.00%

*   No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the combined financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF OPERATIONS

For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025*

Expenses
Sponsor's fee	$44,677
Less waiver	(35,753)
Total expenses	8,924
Net investment loss	(8,924)

Net realized and change in unrealized gain (loss) on investment in ether
Net realized gain (loss) on investment in ether	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	(16,238,402)
Net realized and change in unrealized gain (loss) on investment in ether	(17,233,952)
Net increase (decrease) in net assets resulting from operations	(17,242,876)
Net increase (decrease) in net assets per Share(a)(b)	$(10.85)

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

See accompanying notes to the combined financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF CASH FLOWS

For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(17,242,876)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(42,553,442)
Sales of ether	6,326,233
Net realized (gain) loss on investment in ether	995,550
Net change in unrealized (appreciation) depreciation on investment in ether	16,238,402
Change in operating assets and liabilities:
Sponsor’s fee payable	8,924
Net cash provided by (used in) operating activities	$(36,227,209)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$42,553,442
Payments on Shares redeemed	(6,326,233)
Net cash provided by (used in) financing activities	$36,227,209

Cash
Net increase in cash	$–
Cash, beginning of period	–
Cash, end of period	$–

*   No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the combined financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS

For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025*^

Net assets, beginning of period	$2,621,065
Net investment loss	(8,924)
Net realized gain (loss) on investment in ether	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	(16,238,402)
Net increase (decrease) in net assets resulting from operations	(17,242,876)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	42,553,442
Distributions for Shares redeemed	(6,326,233)
Net increase (decrease) in net assets resulting from capital share transactions	36,227,209
Net assets, end of period	$21,605,398

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

See accompanying notes to the combined financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED NOTES TO FINANCIAL STATEMENTS

1.        ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Ethereum ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund's expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the fund.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Ether Custodian is responsible for safekeeping the ether owned by the Fund. The Ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Ether Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

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

The accompanying combined financial statements have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report).

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

The accompanying audited financial statements were prepared in accordance with GAAP for and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1.     Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services— Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

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

2.2.     Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the ether held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the index is unreliable. The CME CF Ether-Dollar Reference Rate – New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

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

2.3.
Valuation of Ether

The Fund’s financial statements are prepared in accordance GAAP for annual financial information. Ether is priced at 11:59:59PM ET. With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

On March 31, 2025, the value of the ether held by the Fund was categorized as Level 1.

The cost basis of the investment in ether recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of ether at the time of purchase.

2.4.
Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Ether Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

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

For the period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period July 23, 2024 to March 31, 2025, the Fund accrued the Sponsor’s Fee of $(44,677) less waiver of $35,753. The net Sponsor’s Fee payable for the period post waiver was $(8,924).

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Ethereum network fees and similar transaction fees that qualify as extraordinary or non- routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025* are as follows:

	Shares	Amount#
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289	^
Creation of Shares	1,750,000	42,553,442
Redemption of Shares	(300,000)	(6,326,233)
Balance at March 31, 2025	1,550,000	$38,847,498

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

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025*:

	Quantity of ether	Amount in US$
Balance at July 23, 2024 (Date of Commencement of operations)	760.0000	$2,621,065 ^
Ether purchased for the creation of Shares	13,300.0000	42,553,442
Ether sold for the redemption of Shares	(2,279.7938)	(6,326,233)
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(16,238,402)
Balance at March 31, 2025	11,780.2062	$21,614,322

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2025, no shares of the Fund were held by a related party.

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

6.
FINANCIAL HIGHLIGHTS

For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025*

Net asset value per Share, beginning of year	$26.21 (a)
Net investment loss(b)	$(0.01)
Net realized and unrealized gain (loss) on investment in ether	(12.26)
Net change in net assets from operations(c)	(12.27)
Net asset value per Share, end of year	$13.94

Total return, at net asset value(d)(e)	(46.81)%

Ratio to average net assets(f)
Net investment loss	(0.04)%
Gross expenses	0.19%
Net expenses	0.04%

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

9.
OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB`) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust or the Fund's financial position or results of operations.

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statement of Assets and Liabilities and the Combined Statement of Operations, along with the related Combined Notes to Financial Statements. The Combined Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Ethereum Trust and Shareholders of Franklin Ethereum ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Franklin Ethereum ETF (the “Fund”), as of March 31, 2025 and the related statements of operations, cash flows and changes in net assets for the period July 23, 2024 (date of commencement of operations) through March 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2025, and the results of its operations, its cash flows and changes in its net assets for the period July 23, 2024 (date of commencement of operations) through March 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 27, 2025

We have served as the Fund’s auditor since 2024.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF ASSETS AND LIABILITIES

March 31, 2025*

Assets
Investment in ether, at fair value(a)	$21,614,322
Total assets	21,614,322

Liabilities
Sponsor's fee payable	8,924
Total Liabilities	8,924
Commitments and contingencies (Note 7)
Net assets	$21,605,398

Shares issued and outstanding(b)	1,550,000
Net asset value per Share	$13.94

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)
Cost of investment in ether: $37,851,948 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
SCHEDULE OF INVESTMENTS

March 31, 2025*
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Less liabilities			(8,924)	(0.04)%
Net assets			$21,605,398	100.00%

*   No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF OPERATIONS

For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025*

Expenses
Sponsor's fee	$44,677
Less waiver	(35,753)
Total expenses	8,924
Net investment loss	(8,924)

Net realized and change in unrealized gain (loss) on investment in ether
Net realized gain (loss) on investment in ether	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	(16,238,402)
Net realized and change in unrealized gain (loss) on investment in ether	(17,233,952)
Net increase (decrease) in net assets resulting from operations	(17,242,876)
Net increase (decrease) in net assets per Share(a)(b)	$(10.85)

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

See accompanying notes to the financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF CASH FLOWS

For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025*

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(17,242,876)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(42,553,442)
Sales of ether	6,326,233
Net realized (gain) loss on investment in ether	995,550
Net change in unrealized (appreciation) depreciation on investment in ether	16,238,402
Change in operating assets and liabilities:
Sponsor’s fee payable	8,924
Net cash provided by (used in) operating activities	$(36,227,209)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$42,553,442
Payments on Shares redeemed	(6,326,233)
Net cash provided by (used in) financing activities	$36,227,209

Cash
Net increase in cash	$–
Cash, beginning of period	–
Cash, end of period	$–

*   No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENT OF CHANGES IN NET ASSETS

For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025*^

Net assets, beginning of period	$2,621,065
Net investment loss	(8,924)
Net realized gain (loss) on investment in ether	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	(16,238,402)
Net increase (decrease) in net assets resulting from operations	(17,242,876)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	42,553,442
Distributions for Shares redeemed	(6,326,233)
Net increase (decrease) in net assets resulting from capital share transactions	36,227,209
Net assets, end of period	$21,605,398

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

See accompanying notes to the financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
NOTES TO FINANCIAL STATEMENTS

1.
ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Ethereum ETF (the “Fund”). The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund's expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Ether Custodian is responsible for safekeeping the ether owned by the Fund. The Ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Ether Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

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

The accompanying audited financial statements were prepared in accordance with GAAP and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1.
Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services— Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial statements for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Combined financial statements for the Trust as registrant, and the Fund are presented separately within this report.

2.2.
Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the ether held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the index is unreliable. The CME CF Ether-Dollar Reference Rate—New York Variant for the Ether—U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

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

2.3.
Valuation of Ether

The Fund’s financial statements are prepared in accordance GAAP for annual financial information. Ether is priced at 11:59:59PM ET. With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

On March 31, 2025, the value of the ether held by the Fund was categorized as Level 1.

The cost basis of the investment in ether recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of ether at the time of purchase.

2.4.
Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Ether Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the sale or disposition occurs, respectively.

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

For the period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period July 23, 2024 to March 31, 2025, the Fund accrued the Sponsor’s Fee of $(44,677) less waiver of $35,753. The net Sponsor’s Fee payable for the period post waiver was $(8,924).

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non- recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Ethereum network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025* are as follows:

	Shares	Amount#
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289	^
Creation of Shares	1,750,000	42,553,442
Redemption of Shares	(300,000)	(6,326,233)
Balance at March 31, 2025	1,550,000	$38,847,498

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

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of Commencement of operations) to March 31, 2025*:

	Quantity of ether	Amount in US$
Balance at July 23, 2024 (Date of Commencement of operations)	760.0000	$2,621,065 ^
Ether purchased for the creation of Shares	13,300.0000	42,553,442
Ether sold for the redemption of Shares	(2,279.7938)	(6,326,233)
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(16,238,402)
Balance at March 31, 2025	11,780.2062	$21,614,322

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2025, no shares of the Fund were held by a related party.

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

6.
FINANCIAL HIGHLIGHTS

For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025*

Net asset value per Share, beginning of year	$26.21 (a)
Net investment loss(b)	$(0.01)
Net realized and unrealized gain (loss) on investment in ether	(12.26)
Net change in net assets from operations(c)	(12.27)
Net asset value per Share, end of year	$13.94

Total return, at net asset value(d)(e)	(46.81)%

Ratio to average net assets(f)
Net investment loss	(0.04)%
Gross expenses	0.19%
Net expenses	0.04%

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

9.
OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB`) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust or the Fund's financial position or results of operations.

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statement of Assets and Liabilities and the Statement of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.
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
Sponsor of Franklin Ethereum Trust (Registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle
Matthew Hinkle*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: June 27, 2025

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.