Form 10-Q
period 2025-06-30
Franklin Ethereum Trust
filed 2025-08-14
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-042169

FRANKLIN ETHEREUM TRUST

SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	99-6268769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Parkway
San Mateo, CA 94403-1906
(650) 312-2000
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Franklin Ethereum ETF Shares	EZET	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 2,650,000 outstanding shares as of August 1, 2025.

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

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a “large accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements of the Trust and Fund

FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST

FRANKLIN ETHEREUM TRUST

Combined Statements of Assets and Liabilities (Unaudited)

	June 30, 2025	March 31, 2025
Assets
Investment in ether, at fair value(a)	$35,136,863	$21,614,322
Total assets	35,136,863	21,614,322

Liabilities
Sponsor's fee payable	13,390	8,924

Total liabilities	13,390	8,924
Commitments and contingencies (Note 7)

Net assets	$35,123,473	$21,605,398

Shares issued and outstanding(b)	1,850,000	1,550,000
Net asset value per Share	$18.99	$13.94

(a)
Cost of investment in ether: $42,429,783 at June 30, 2025 and $37,851,948 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Schedules of Investments (Unaudited)

June 30, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	14,053.0027	$42,429,783	$35,136,863	100.03%
Total investments	14,053.0027	$42,429,783	$35,136,863	100.03%
Less liabilities			(13,390)	(0.03)%
Net assets			$35,123,473	100.00%

March 31, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Less liabilities			(8,924)	(0.04)%
Net assets			$21,605,398	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Statement of Operations (Unaudited)

For the Three Months Ended June 30, 2025*
Expenses:
Sponsor's fee	$13,393
Less waiver	–
Total expenses	13,393
Net investment loss	(13,393)

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) on investment in ether	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	8,944,706
Net realized and change in unrealized gain (loss) on investment in ether	7,200,320
Net increase (decrease) in net assets resulting from operations	7,186,927
Net increase (decrease) in net assets per Share (a)	$4.25

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Statement of Cash Flows (Unaudited)

For the Three Months Ended June 30, 2025*
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,186,927
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(8,115,719)
Sales of ether	1,793,498
Net realized (gain) loss on investment in ether	1,744,386
Net change in unrealized (appreciation) depreciation on investment in ether	(8,944,706)
Change in operating assets and liabilities:	–
Sponsor’s fee payable	4,466
Net cash provided by (used in) operating activities	$(6,331,148)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$8,115,719
Payments on Shares redeemed	(1,784,571)
Net cash provided by (used in) financing activities	$6,331,148

Cash
Net increase in cash	$–
Cash, beginning of period	–
Cash, end of period	$–

* No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Statement of Changes in Net Assets (Unaudited)

For the Three Months Ended June 30, 2025*
Net assets, beginning of period	$21,605,398
Net investment loss	(13,393)
Net realized gain (loss) on investment in ether	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	8,944,706
Net increase (decrease) in net assets resulting from operations	7,186,927
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	8,115,719
Distributions for Shares redeemed	(1,784,571)
Net increase (decrease) in net assets resulting from capital share transactions	6,331,148
Net assets, end of period	$35,123,473

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Notes to the Combined Financial Statements (Unaudited)

1.
ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Ethereum ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on July 23, 2024.

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund's expenses and liabilities. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the fund.

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

The accompanying combined statements of assets and liabilities and combined schedules of investments at June 30, 2025 and March 31, 2025 and the combined statement of operations, combined statement of cash flows and combined statement of changes in net assets for the quarter ended June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.3.
Valuation of Ether

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Ether is priced at 11:59:59PM ET. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

On June 30, 2025 and March 31, 2025, the value of the ether held by the Fund is categorized as Level 1.

2.4.
Fees, Expenses and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Ether Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Combined Statement of Operations in the period in which the sale or disposition occurs, respectively.

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

For the quarter ended June 30, 2025, the Fund accrued the Sponsor’s Fee of $(13,390).

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent of any expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Ethereum network fees and similar transaction fees that qualify as extraordinary or non- routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.6.
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

As of the end of the period covered by this report, the Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

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

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025* are as follows:

	Shares	Amount^
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	450,000	8,115,719
Redemption of Shares	(150,000)	(1,784,571)
Balance at June 30, 2025	1,850,000	$45,178,646

^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter April 1, 2025 to June 30, 2025*:

	Quantity of ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	3,417.9518	8,115,719
Ether sold for the redemption of Shares	(1,139.3693)	(1,784,571)
Principal on ether sales to pay expenses	(5.7860)	(8,927)
Net realized gain (loss) from ether sold for the redemption of shares	–	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	–	8,944,706
Balance at June 30, 2025	14,053.0027	$35,136,863

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.

4.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2025 and March 31, 2025, no shares of the Fund were held by a related party.

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

6.
COMBINED FINANCIAL HIGHLIGHTS

For the Three Months Ended June 30, 2025*
Net asset value per Share, beginning of period	$13.94
Net investment loss(a)	(0.01)
Net realized and unrealized gain (loss) on investment in ether	5.06
Net change in net assets from operations(b)	5.05
Net asset value per Share, end of period	$18.99
Total return, at net asset value(c)(d)	36.23%
Ratio to average net assets(e)
Net investment loss	(0.19)%
Gross expenses	0.19%
Net expenses	0.19%

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)
Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(c)
Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(e)
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

9.
OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust's or the Fund's financial position or results of operations.

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

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Combined Statements of Assets and Liabilities and the Combined Statement of Operations, along with the related Combined Notes to Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

On July 29, 2025, the SEC approved an amendment to the Fund's Rule 19b-4 Order permitting in-kind creations and redemptions in the Fund's Shares. The Trust is currently evaluating the implications of the amended Order and has not yet implemented in-kind creations or redemptions with its Authorized Participants as of the date of this report. To the extent implemented, the flexibility to transact in-kind is anticipated to offer the potential for cost and operational efficiencies for the Fund. As of the date of this report, the Trust does not expect any material impact to the Fund's financial position in connection with this development.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Statements of Assets and Liabilities (Unaudited)

	June 30, 2025	March 31, 2025
Assets
Investment in ether, at fair value (a)	$35,136,863	$21,614,322
Total assets	35,136,863	21,614,322

Liabilities
Sponsor's fee payable	13,390	8,924

Total liabilities	13,390	8,924
Commitments and contingencies (Note 7)

Net assets	$35,123,473	$21,605,398

Shares issued and outstanding (b)	1,850,000	1,550,000
Net asset value per Share	$18.99	$13.94

(a)
Cost of investment in ether: $42,429,783 at June 30, 2025 and $37,851,948 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Schedules of Investments (Unaudited)

June 30, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	14,053.0027	$42,429,783	$35,136,863	100.03%
Total investments	14,053.0027	$42,429,783	$35,136,863	100.03%
Less liabilities			(13,390)	(0.03)%
Net assets			$35,123,473	100.00%

March 31, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Less liabilities			(8,924)	(0.04)%
Net assets			$21,605,398	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Statement of Operations (Unaudited)

For the Three Months Ended June 30, 2025*
Expenses:
Sponsor's fee	$13,393
Less waiver	–
Total expenses	13,393
Net investment loss	(13,393)

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) on investment in ether	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	8,944,706
Net realized and change in unrealized gain (loss) on investment in ether	7,200,320
Net increase (decrease) in net assets resulting from operations	7,186,927
Net increase (decrease) in net assets per Share (a)	$4.25

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Statement of Cash Flows (Unaudited)

For the Three Months Ended June 30, 2025*
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,186,927
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(8,115,719)
Sales of ether	1,793,498
Net realized (gain) loss on investment in ether	1,744,386
Net change in unrealized (appreciation) depreciation on investment in ether	(8,944,706)
Change in operating assets and liabilities:	–
Sponsor’s fee payable	4,466
Net cash provided by (used in) operating activities	$(6,331,148)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$8,115,719
Payments on Shares redeemed	(1,784,571)
Net cash provided by (used in) financing activities	$6,331,148

Cash
Net increase in cash	$–
Cash, beginning of period	–
Cash, end of period	$–

* No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Statement of Changes in Net Assets (Unaudited)

For the Three Months Ended June 30, 2025*
Net assets, beginning of period	$21,605,398
Net investment loss	(13,393)
Net realized gain (loss) on investment in ether	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	8,944,706
Net increase (decrease) in net assets resulting from operations	7,186,927
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	8,115,719
Distributions for Shares redeemed	(1,784,571)
Net increase (decrease) in net assets resulting from capital share transactions	6,331,148
Net assets, end of period	$35,123,473

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Notes to Financial Statements (Unaudited)

1.
ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024 (the “Declaration of Trust”). The Trust is not registered as an  investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Ethereum ETF (the “Fund”). The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on July 23, 2024.

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund's expenses and liabilities. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund.

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

The statements of assets and liabilities and schedules of investments on June 30, 2025 and March 31, 2025, and the statement of operations, statement of cash flows and statement of changes in net assets for the quarter ended June 30, 2025, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

2.3.
Valuation of Ether

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Ether is priced at 11:59:59PM ET. The Fund determines the fair value of ether based on the price provided by the ether market that the fund considers its “principal market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

On June 30, 2025 and March 31, 2025, the value of the ether held by the Fund is categorized as Level 1.

2.4.
Fees, Expenses and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Ether Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the sale or disposition occurs, respectively.

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

For the quarter ended June 30, 2025, the Fund accrued the Sponsor’s Fee of $(13,390).

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.6.
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

As of the end of the period covered by this report, the Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

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

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025* are as follows:

	Shares	Amount^
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	450,000	8,115,719
Redemption of Shares	(150,000)	(1,784,571)
Balance at June 30, 2025	1,850,000	$45,178,646

^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter April 1, 2025 to June 30, 2025*:

	Quantity of ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	3,417.9518	8,115,719
Ether sold for the redemption of Shares	(1,139.3693)	(1,784,571)
Principal on ether sales to pay expenses	(5.7860)	(8,927)
Net realized gain (loss) from ether sold for the redemption of shares	–	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	–	8,944,706
Balance at June 30, 2025	14,053.0027	$35,136,863

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.

4.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2025 and  March 31, 2025, no shares of the Fund were held by a related party.

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

6.
FINANCIAL HIGHLIGHTS

For the Three Months Ended June 30, 2025*
Net asset value per Share, beginning of period	$13.94
Net investment loss(a)	(0.01)
Net realized and unrealized gain (loss) on investment in ether	5.06
Net change in net assets from operations(b)	5.05
Net asset value per Share, end of period	$18.99
Total return, at net asset value(c)(d)	36.23%
Ratio to average net assets(e)
Net investment loss	(0.19)%
Gross expenses	0.19%
Net expenses	0.19%

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.
(a)
Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(c)
Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(e)
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

9.
OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust's or the Fund's financial position or results of operations.

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

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Statements of Assets and Liabilities and the Statement of Operations, along with the related Notes to Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.
SUBSEQUENT EVENTS

On July 29, 2025, the SEC approved an amendment to the Fund's Rule 19b-4 Order permitting in-kind creations and redemptions in the Fund's Shares. The Trust is currently evaluating the implications of the amended Order and has not yet implemented in-kind creations or redemptions with its Authorized Participants as of the date of this report. To the extent implemented, the flexibility to transact in-kind is anticipated to offer the potential for cost and operational efficiencies for the Fund. As of the date of this report, the Trust does not expect any material impact to the Fund's financial position in connection with this development.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements.We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Ethereum ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on July 23, 2024.

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

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Policies

The Trust’s and the Fund’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. A description of the valuation of Ether, a critical accounting policy that is important to understanding the results of operations and financial position of the Trust and the Fund is presented in the Trust’s Annual Report on Form 10-K in the section entitled “Calculation of Net Asset Value, Valuation of Ether and The CF Benchmark Index.” In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Discussion of Operations

Results of Operations for the three months ended June 30, 2025*

At June 30, 2025, the Custodian held 14,053.0027 ether on behalf of the Fund, with a market value of $35,136,863 (cost: $42,429,783) based on the Principal Market Price at quarter end.

For the quarter ended June 30, 2025, 450,000 Shares were issued in exchange for 3,417.9518 ether and (150,000) Shares were redeemed in exchange for (1,145.1553) ether. The Fund’s NAV per Share began the period at $13.94 and ended the period at $18.99. The 36.23% increase in the Fund's NAV from $13.94 at March 31, 2025 to $18.99 at June 30, 2025 is directly related to the 36.27% increase in the price of ether. The Fund’s NAV increased slightly less than the price of ether on a percentage basis due to the Sponsor’s fee of $13,393 for the period.

Net realized and change in unrealized gain on investment in ether for the quarter ended June 30, 2025 was approximately $7,200,320, which includes a net realized loss on investment in ether sold for redemptions of $1,744,386 and net change in unrealized appreciation on investment in ether of approximately $8,944,706. Net realized and change in unrealized gain on investment in ether for the period was driven by ether price appreciation from $1,834.80 per ether as of March 31, 2025 to $2,500.31 per ether as of June 30, 2025. Net increase in net assets resulting from operations was approximately $7,186,927 for the quarter ended June 30, 2025, which consisted of the net realized and change in unrealized gain on investment in ether of $7,200,320 offset by the Sponsor Fee of  $13,393. Net assets increased to approximately $35,123,473 on June 30, 2025. The increase in net assets primarily resulted from a net increase resulting from operations of $7,186,927, which was primarily driven by the aforementioned ether price appreciation, and net capital share transactions of approximately $6,331,148.

*
No comparative period presented as the Fund’s operations commenced on July 23, 2024.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs. The Sponsor is not required to pay any extraordinary or non-routine expenses.

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

Off-Balance Sheet Arrangements

At June 30, 2025 and March 31,2025, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Ether

As movements in the price of Ether are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of Ether. Past movements in the Ether price are not indicators of future movements.

The following chart shows movements in the price of Ether based on the CME CF Ether-Dollar Reference Rate - New York Variant for the Ether –U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2025 to June 30, 2025.

The average, high, low and end-of-period Ether prices based on the CME CF Ether-Dollar Reference Rate - New York Variant are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2025 to June 30, 2025	2,194.50	2,815.95	June 11, 2025	1,464.92	April 8, 2025	2,505.17	June 30, 2025

(1)
The end of period Ether price is the CME CF Ether-Dollar Reference Rate - New York Variant on the last business day of the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 13, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its transactions with Authorized Participants, the Fund redeemed 3 Creation Units (comprising 150,000 Shares) during the quarter ended June 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2025 – April 30, 2025	150,000	$11.90
May 1, 2025 – May 31, 2025	-	-
June 1, 2025 – June 30, 2025	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2025.

Item 6. Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
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

 Date: August 13, 2025

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.