Form 10-Q
period 2025-09-30
Franklin Ethereum Trust
filed 2025-11-13
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or
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

The registrant had 2,700,000 outstanding shares as of November 4, 2025.

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

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a large accelerated filer (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

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

3

PART I – FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and Fund

FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statements of Assets and Liabilities at September 30, 2025 and March 31, 2025 for Franklin Ethereum Trust	2
Combined Schedules of Investments at September 30, 2025 and March 31, 2025 for Franklin Ethereum Trust	3
Combined Statements of Operations for the three and six months ended September 30, 2025 and the period from July 23, 2024. (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum Trust	4
Combined Statements of Cash Flows for the six months ended September 30, 2025 and the period from July 23, 2024. (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum Trust	5
Combined Statements of Changes in Net Assets for the three and six months ended September 30, 2025 and the period from July 23, 2024. (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum Trust	6
Notes to the Combined Financial Statements for Franklin Ethereum Trust	7
Statements of Assets and Liabilities at September 30, 2025 and March 31, 2025 for Franklin Ethereum ETF	14
Schedules of Investments at September 30, 2025 and March 31, 2025 for Franklin Ethereum ETF	15
Statements of Operations for the three and six months ended September 30, 2025 and the period from July 23, 2024. (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum ETF	16
Statements of Cash Flows for the six months ended September 30, 2025 and the period from July 23, 2024. (Date of Commencement of operations) to September 30, 2024for Franklin Ethereum ETF	17
Statements of Changes in Net Assets for the three and six months ended September 30, 2025 and the period from July 23, 2024. (Date of Commencement of operations) to September 30, 2024 for Franklin Ethereum ET	18
Notes to Financial Statements for Franklin Ethereum ETF	19

FRANKLIN ETHEREUM TRUST

Combined Statements of Assets and Liabilities (Unaudited)

	September 30, 2025	March 31, 2025
Assets
Investment in ether, at fair value(a)	$90,961,875	$21,614,322
Total assets	90,961,875	21,614,322

Liabilities
Sponsor's fee payable	36,548	8,924
Total liabilities	36,548	8,924
Commitments and contingencies (Note 7)
Net assets	$90,925,327	$21,605,398

Shares issued and outstanding(b)	2,900,000	1,550,000
Net asset value per Share	$31.35	$13.94

(a)
Cost of investment in ether: $76,013,644 at September 30, 2025 and $37,851,948 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Schedules of Investments (Unaudited)

September 30, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	22,020.1883	$76,013,644	$90,961,875	100.04%
Total investments	22,020.1883	$76,013,644	$90,961,875	100.04%
Less liabilities			(36,548)	(0.04)%
Net assets			$90,925,327	100.00%

March 31, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Less liabilities			(8,924)	(0.04)%
Net assets			$21,605,398	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2025	For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024
Expenses:
Sponsor's fee	$36,550	$49,943	$10,129
Less waiver	–	–	(10,129)
Total expenses	36,550	49,943	–
Net investment loss	(36,550)	(49,943)	–

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) on investment in ether	4,651,711	2,907,325	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	22,241,151	31,185,857	(6,777,145)
Net realized and change in unrealized gain (loss) on investment in ether	26,892,862	34,093,182	(6,971,976)
Net increase (decrease) in net assets resulting from operations	26,856,312	34,043,239	(6,971,976)
Net increase (decrease) in net assets per Share(a)	$10.56	$16.06	$(4.89)

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2025	For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$34,043,239	$(6,971,976)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchases of ether	(59,957,569)	(36,336,503)
Sales of ether	24,703,198	1,022,569
Net realized (gain) loss on investment in ether	(2,907,325)	194,831
Net change in unrealized (appreciation) depreciation on investment in ether	(31,185,857)	6,777,145
Change in operating assets and liabilities:
Sponsor’s fee payable	27,624	-
Net cash provided by (used in) operating activities	$(35,276,690)	$(35,313,934)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$59,957,569	$36,336,503
Payments on Shares redeemed	(24,680,879)	(1,022,569)
Net cash provided by (used in) financing activities	$35,276,690	$35,313,934

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

 FRANKLIN ETHEREUM TRUST

Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2025	For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024

Net assets, beginning of period	$35,123,473	$21,605,398	$2,621,065
Net investment loss	(36,550)	(49,943)	–
Net realized gain (loss) on investment in ether	4,651,711	2,907,325	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	22,241,151	31,185,857	(6,777,145)
Net increase (decrease) in net assets resulting from operations	26,856,312	34,043,239	(6,971,976)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	51,841,850	59,957,569	36,336,503
Distributions for Shares redeemed	(22,896,308)	(24,680,879)	(1,022,569)
Net increase (decrease) in net assets resulting from capital share transactions	28,945,542	35,276,690	35,313,934
Net assets, end of period	$90,925,327	$90,925,327	$30,963,023

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

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at September 30, 2025 and March 31, 2025 and the Combined Statements of Operations, Combined Statements of Cash Flows and Combined Statements of Changes in Net Assets for the period ended September 30, 2025 and September 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund’s financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.3.
Valuation of Ether

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Ether is priced at 11:59:59PM ET. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as “Principal Market Price”. With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

On September 30, 2025 and March 31, 2025, the value of the ether held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended September 30, 2025, the Fund accrued the Sponsor’s Fee of $36,550.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at July 1, 2025	1,850,000	$45,178,646
Creation of Shares	1,800,000	51,841,850
Redemption of Shares	(750,000)	(22,896,308)
Balance at September 30, 2025	2,900,000	$74,124,188

Changes in the Shares for the six months from April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	2,250,000	59,957,569
Redemption of Shares	(900,000)	(24,680,879)
Balance at September 30, 2025	2,900,000	$74,124,188

Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024 are as follows:

	Shares	Amount^
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289	#
Creation of Shares	1,500,000	36,336,503
Redemption of Shares	(50,000)	(1,022,569)
Balance at September 30, 2024	1,550,000	$37,934,223

^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
#
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

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Quantity of ether	Amount in US$
Balance at July 1, 2025	14,053.0027	$35,136,863
Ether purchased for the creation of Shares	13,665.9046	51,841,850
Ether sold for the redemption of Shares	(5,693.8940)	(22,896,308)
Principal on ether sales to pay expenses	(4.8250)	(13,392)
Net realized gain (loss) from ether sold for the redemption of shares	–	4,651,711
Net change in unrealized appreciation (depreciation) on investment in ether	–	22,241,151
Balance at September 30, 2025	22,020.1883	$90,961,875

The following represents the changes in quantity of ether held and the respective fair value during the six months from April 1, 2025 to September 30, 2025:

	Quantity of ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	17,083.8564	59,957,569
Ether sold for the redemption of Shares	(6,833.2633)	(24,680,879)
Principal on ether sales to pay expenses	(10.6110)	(22,319)
Net realized gain (loss) from ether sold for the redemption of shares	–	2,907,325
Net change in unrealized appreciation (depreciation) on investment in ether	–	31,185,857
Balance at September 30, 2025	22,020.1883	$90,961,875

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2025:

	Quantity of ether	Amount in US$
Balance at the period from July 23, 2024 (Date of Commencement of operations)	760.0000	$2,621,065 #
Ether purchased for the creation of Shares	11,400.0000	36,336,503
Ether sold for the redemption of Shares	(380.0000)	(1,022,569)
Principal on ether sales to pay expenses	–	–
Net realized gain (loss) from ether sold for the redemption of shares	–	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	–	(6,777,145)
Balance at September 30, 2024	11,780.0000	$30,963,023

#
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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025, no shares of the Fund were held by any related party.

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

6.
COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2025	For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024
Net asset value per Share, beginning of period	$18.99	$13.94	$26.21 (a)
Net investment loss(b)	(0.01)	(0.02)	-
Net realized and unrealized gain (loss) on investment in ether	12.37	17.43	(6.23)
Net change in net assets from operations(c)	12.36	17.41	(6.23)
Net asset value per Share, end of period	$31.35	$31.35	$19.98

Total return, at net asset value(d)(e)	65.09%	124.89%	(23.77)%

Ratio to average net assets(f)
Net investment loss	(0.19)%	(0.19)%	0.00%
Net expenses	0.19%	0.19%	0.00%

(a)
The amount shown represents the NAV per share at July 23, 2024 (commencement of the Fund's investment operations). This amount includes proceeds to the Fund from the initial ether seed creation transaction conducted on June 27, 2024. Prior to June 27, 2024, 4,000 shares were acquired on May 21, 2024 at per share value of $25.00 (the “Initial Seed Shares”). Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and Franklin Resources Inc. (the "Seed Capital Investor")purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether).
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

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Statements of Assets and Liabilities (Unaudited)

	September 30, 2025	March 31, 2025
Assets
Investment in ether, at fair value(a)	$90,961,875	$21,614,322
Total assets	90,961,875	21,614,322

Liabilities
Sponsor's fee payable	36,548	8,924
Total liabilities	36,548	8,924
Commitments and contingencies (Note 7)
Net assets	$90,925,327	$21,605,398

Shares issued and outstanding(b)	2,900,000	1,550,000
Net asset value per Share	$31.35	$13.94

(a)
Cost of investment in ether: $76,013,644 at September 30, 2025 and $37,851,948 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Schedules of Investments (Unaudited)

September 30, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	22,020.1883	$76,013,644	$90,961,875	100.04%
Total investments	22,020.1883	$76,013,644	$90,961,875	100.04%
Less liabilities			(36,548)	(0.04)%
Net assets			$90,925,327	100.00%

March 31, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Less liabilities			(8,924)	(0.04)%
Net assets			$21,605,398	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2025	For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024
Expenses:
Sponsor's fee	$36,550	$49,943	$10,129
Less waiver	–	–	(10,129)
Total expenses	36,550	49,943	–
Net investment loss	(36,550)	(49,943)	–

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) on investment in ether	4,651,711	2,907,325	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	22,241,151	31,185,857	(6,777,145)
Net realized and change in unrealized gain (loss) on investment in ether	26,892,862	34,093,182	(6,971,976)
Net increase (decrease) in net assets resulting from operations	26,856,312	34,043,239	(6,971,976)
Net increase (decrease) in net assets per Share(a)	$10.56	$16.06	$(4.89)

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2025	For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$34,043,239	$(6,971,976)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(59,957,569)	(36,336,503)
Sales of ether	24,703,198	1,022,569
Net realized (gain) loss on investment in ether	(2,907,325)	194,831
Net change in unrealized (appreciation) depreciation on investment in ether	(31,185,857)	6,777,145
Change in operating assets and liabilities:	–	–
Sponsor’s fee payable	27,624	–
Net cash provided by (used in) operating activities	$(35,276,690)	$(35,313,934)
Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$59,957,569	$36,336,503
Payments on Shares redeemed	(24,680,879)	(1,022,569)
Net cash provided by (used in) financing activities	$35,276,690	$35,313,934

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$-	$-

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2025	For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024

Net assets, beginning of period	$35,123,473	$21,605,398	$2,621,065
Net investment loss	(36,550)	(49,943)	–
Net realized gain (loss) on investment in ether	4,651,711	2,907,325	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	22,241,151	31,185,857	(6,777,145)
Net increase (decrease) in net assets resulting from operations	26,856,312	34,043,239	(6,971,976)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	51,841,850	59,957,569	36,336,503
Distributions for Shares redeemed	(22,896,308)	(24,680,879)	(1,022,569)
Net increase (decrease) in net assets resulting from capital share transactions	28,945,542	35,276,690	35,313,934
Net assets, end of period	$90,925,327	$90,925,327	$30,963,023

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

The Statements of Assets and Liabilities and Schedules of Investments at September 30, 2025 and March 31, 2025, and the Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets for the period ended September 30, 2025 and September 30, 2024, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.1. Basis of Presentation

The Sponsor has determined that the Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services— Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

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

On September 30, 2025 and March 31, 2025, the value of the ether held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended September 30, 2025, the Fund accrued the Sponsor’s Fee of $36,550.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at July 1, 2025	1,850,000	$45,178,646
Creation of Shares	1,800,000	51,841,850
Redemption of Shares	(750,000)	(22,896,308)
Balance at September 30, 2025	2,900,000	$74,124,188

Changes in the Shares for the six months from April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	2,250,000	59,957,569
Redemption of Shares	(900,000)	(24,680,879)
Balance at September 30, 2025	2,900,000	$74,124,188

Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2024 are as follows:

	Shares	Amount^
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289	#
Creation of Shares	1,500,000	36,336,503
Redemption of Shares	(50,000)	(1,022,569)
Balance at September 30, 2024	1,550,000	$37,934,223

^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
#
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

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Quantity of ether	Amount in US$
Balance at July 1, 2025	14,053.0027	$35,136,863
Ether purchased for the creation of Shares	13,665.9046	51,841,850
Ether sold for the redemption of Shares	(5,693.8940)	(22,896,308)
Principal on ether sales to pay expenses	(4.8250)	(13,392)
Net realized gain (loss) from ether sold for the redemption of shares	–	4,651,711
Net change in unrealized appreciation (depreciation) on investment in ether	–	22,241,151
Balance at September 30, 2025	22,020.1883	$90,961,875

The following represents the changes in quantity of ether held and the respective fair value during the six months from April 1, 2025 to September 30, 2025:

	Quantity of ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	17,083.8564	59,957,569
Ether sold for the redemption of Shares	(6,833.2633)	(24,680,879)
Principal on ether sales to pay expenses	(10.6110)	(22,319)
Net realized gain (loss) from ether sold for the redemption of shares	–	2,907,325
Net change in unrealized appreciation (depreciation) on investment in ether	–	31,185,857
Balance at September 30, 2025	22,020.1883	$90,961,875

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of Commencement of operations) to September 30, 2025:

	Quantity of ether	Amount in US$
Balance at the period from July 23, 2024 (Date of Commencement of operations)	760.0000	$2,621,065 #
Ether purchased for the creation of Shares	11,400.0000	36,336,503
Ether sold for the redemption of Shares	(380.0000)	(1,022,569)
Principal on ether sales to pay expenses	–	–
Net realized gain (loss) from ether sold for the redemption of shares	–	(194,831)
Net change in unrealized appreciation (depreciation) on investment in ether	–	(6,777,145)
Balance at September 30, 2024	11,780.0000	$30,963,023

#
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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025, no shares of the Fund were held by any related party.

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

6.
FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2025	For the period July 23, 2024 (Date of commencement of operations) through September 30, 2024

Net asset value per Share, beginning of period	$18.99	$13.94	$26.21 (a)
Net investment loss(b)	(0.01)	(0.02)	-
Net realized and unrealized gain (loss) on investment in ether	12.37	17.43	(6.23)
Net change in net assets from operations(c)	12.36	17.41	(6.23)
Net asset value per Share, end of period	$31.35	$31.35	$19.98

Total return, at net asset value(d)(e)	65.09%	124.89%	(23.77)%

Ratio to average net assets(f)
Net investment loss	(0.19)%	(0.19)%	0.00%
Net expenses	0.19%	0.19%	0.00%

(a)
The amount shown represents the NAV per share at July 23, 2024 (commencement of the Fund's investment operations). This amount includes proceeds to the Fund from the initial ether seed creation transaction conducted on June 27, 2024. Prior to June 27, 2024, 4,000 shares were acquired on May 21, 2024 at per share value of $25.00 (the “Initial Seed Shares”). Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and Franklin Resources Inc. (the "Seed Capital Investor") purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether).
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

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

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

Organization and Trust Overview

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Ethereum ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”). The Shares were first listed for trading and the Fund commenced operations on July 23, 2024

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund's expenses. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund.

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

Discussion of Operations

At September 30, 2025, the Custodian held 22,020.1883 ether on behalf of the Fund, with a market value of $90,961,875 (cost: $76,013,644) based on the Principal Market Price at quarter end.

Results of Operations for the three months ended September 30, 2025

For the three months ended to September 30, 2025, 1,800,000 Shares were issued in exchange for 13,665.9046 ether and 750,000 Shares were redeemed in exchange for 5,693.8940 ether. The Fund’s NAV per Share began the period at $18.99 and ended the period at $31.35. The 65.09% increase in the Fund's NAV from $18.99 at June 30, 2025 to $31.35 at September 30, 2025 is directly related to the 65.21% increase in the price of ether. The Fund’s NAV increased slightly less than the price of ether on a percentage basis due to the Sponsor’s fee of $36,550 for the period.

Net realized and change in unrealized gain on investment in ether for the three months ended September 30, 2025, was approximately $26,892,862 which includes a net realized gain on investment in ether sold for redemptions of $4,651,711 and net change in unrealized appreciation on investment in ether of approximately $22,241,151. Net realized and change in unrealized gain on investment in ether for the period was driven by ether price appreciation from $2,500.31 per ether as of June 30, 2025 to $4,130.84 per ether as of September 30, 2025. Net increase in net assets resulting from operations was approximately $26,856,312 for the three months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in ether of $26,892,862 offset by the Sponsor Fee of $36,550. Net assets increased to approximately $90,925,327 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned ether price movement, net capital share transactions of approximately $28,945,542, and a net increase resulting from operations of $26,856,312.

Results of Operations for the six months ended September 30, 2025

For the six months ended to September 30, 2025, 2,250,000 Shares were issued in exchange for 17,083.8564 ether and 900,000 Shares were redeemed in exchange for 6,833.2633 ether. The Fund’s NAV per Share began the period at $13.94 and ended the period at $31.35. The 124.89% increase in the Fund's NAV from $13.94 at March 31, 2025 to $31.35 at September 30, 2025 is directly related to the 125.14% increase in the price of ether. The Fund’s NAV increased slightly less than the price of ether on a percentage basis due to the Sponsor’s fee of $49,943 for the period.

Net realized and change in unrealized gain on investment in ether for the six months ended September 30, 2025, was approximately $34,093,182 which includes a net realized gain on investment in ether sold for redemptions of $2,907,325 and net change in unrealized appreciation on investment in ether of approximately $31,185,857. Net realized and change in unrealized gain on investment in ether for the period was driven by ether price appreciation from $1,834.80 per ether as of March 31, 2025 to $4,130.84 per ether as of September 30, 2025. Net increase in net assets resulting from operations was approximately $34,043,239 for the six months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in ether of $34,093,182 offset by the Sponsor Fee of $49,943. Net assets increased to approximately $90,925,327 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned ether price movement, net capital share transactions of approximately $35,276,690, and a net increase resulting from operations of $34,043,239.

Results of Operations for the period July 23, 2024 (Date of commencement of operations) to September 30, 2024

For the period July 23, 2024 (Date of commencement of operations) to September 30, 2024, 1,500,000 Shares were issued in exchange for 11,400.0000 ether and 50,000 Shares were redeemed in exchange for 380.0000 ether. The Fund’s NAV per Share began the period at $26.21 and ended the period at $19.98. The decrease in NAV per Share was due to a lower price of ether of $2,628.44 at period end, which represented a decrease of 23.79% from $3,448.77 at July 23, 2024.

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

Off-Balance Sheet Arrangements

At September 30, 2025 and March 31, 2025, the Fund as well as the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Ether

As movements in the price of Ether are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of Ether. Past movements in the Ether price are not indicators of future movements.

The following chart shows movements in the price of Ether based on the CME CF Ether-Dollar Reference Rate - New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from July 1, 2025 to September 30, 2025.

The average, high, low and end-of-period Ether prices based on the CME CF Ether-Dollar Reference Rate - New York Variant are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
July 1, 2025 to September 30, 2025	3,922.15	4,819.79	August 22, 2025	2,415.85	July 1, 2025	4,131.76	September 30, 2025

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

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund’s disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

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

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2025, which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Prices of ether may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment
While the Fund does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the ether market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if true, there is no assurance similar dynamics would not be at work in the market for ether. There have been reports that those associated with certain stablecoins may be involved in laundering money. In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 Tether transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.
USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ether market. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares. Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 USDC transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.
Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ether. A significant portion of the digital asset market continues to depend on stablecoins such as Tether and USDC. As such, any disruption in the operation or perceived stability of these stablecoins such as a disorderly de-pegging event or a loss of market confidence resulting in a run on reserves could lead to substantial market volatility across digital assets more broadly.

Additional risks such as operational failures (e.g., technical issues that prevent settlement), concerns regarding the adequacy or transparency of reserve assets backing stablecoins, the use of unbacked or undercollateralized stablecoins in potentially manipulative trading practices and regulatory scrutiny of stablecoin issuers or intermediaries, including exchanges that facilitate stablecoin transactions, may also adversely affect market confidence and liquidity. Further, these risks are underscored by recent legislative developments. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act will become effective on July 18, 2028. The GENIUS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the Ethereum network, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the ether market, and adversely affect the price of ether. Any such developments could, in turn, materially and adversely impact the value of the Shares.
If regulators or public utilities take actions that restrict or otherwise impact mining activities, such actions could result in decreased security of a digital asset network, including the Ethereum network, which could adversely affect the value of the Shares
Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.
Ethereum uses a system called proof-of-stake to validate transaction information. Anyone that owns the specific proof-of-stake digital asset can participate in staking, subject to certain minimum amounts as determined by the applicable proof-of-stake digital asset. Generally, the higher the amount staked by any actor, the higher the chances of being chosen by the applicable blockchain to act as validator and reaping validator rewards; in other words, the higher the stake, the higher the chances of earning a staking reward. This has led to the creation of staking pools, where third parties combine smaller stakes into large pools, which leads to higher returns for owners of small stakes, in return for a fee collected by the third parties.
Other digital asset networks may use a system called proof-of-work to validate transaction information. It’s called proof-of-work because solving the encrypted hash takes time and energy, which acts as proof that work was done. Proof of work requires users to mine or complete complex computational puzzles before submitting new transactions to the network.
Proof-of-stake digital assets allow people to pledge or lock up some of their holdings as a way of vouching for the accuracy of newly added information. Meanwhile, proof-of-work digital assets require people to solve complex cryptographic puzzles — which can incur significant energy costs — before they’re allowed to propose a new block. This expenditure of time, computing power and energy is intended to make the cost of fraud higher than the potential rewards of a dishonest action.
The operations of digital asset networks can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations, in the case of proof-of-work networks. Additionally, miners on proof-of-work networks may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

The operations of the Ethereum network and other digital asset networks may also consume significant amounts of energy, even though the Ethereum blockchain is generally considered to consume significantly less energy than other digital asset networks, such as the Bitcoin blockchain, due to its of proof-of-stake, rather than proof-of-work, transaction validation mechanism. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.
Notwithstanding Ethereum’s proof-of-stake consensus mechanism, if regulators or public utilities take action that restricts or otherwise impacts mining activities generally, such actions could result in decreased security of a digital asset network, including the Ethereum network, and consequently adversely impact the value of the Shares. This could adversely affect the price of ether, or the operation of the Ethereum network, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 36 Creation Units (comprising 1,800,000 Shares) during the quarter ended September 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2025 – July 31, 2025	-	$-
August 1, 2025 – August 30, 2025	600,000	30.49
September 1, 2025 – September 30, 2025	150,000	30.72

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2025.

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

Date: November 13, 2025

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.