Form 10-Q
period 2025-12-31
Franklin Ethereum Trust
filed 2026-02-17
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-042169
 FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST

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

The registrant had 2,650,000 outstanding shares as of February 4, 2026.

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

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a large accelerated filer (generally, defined under applicable SEC rules as an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

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
FRANKLIN ETHEREUM TRUST

3

PART I – FINANCIAL INFORMATION

Item 1.        Unaudited Financial Statements of the Trust and Fund

FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statements of Assets and Liabilities at December 31, 2025 and March 31, 2025 for Franklin Ethereum Trust	2

Combined Schedules of Investments at December 31, 2025 and March 31, 2025 for Franklin Ethereum Trust	3

Combined Statements of Operations for the three month periods ended December 31, 2025 and 2024, for the nine month period ended December 31, 2025 and for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum Trust	4

Combined Statements of Cash Flows for the nine month period ended December 31, 2025 and for the period July 23, 2024 (Date of Commencement of operations) through December 31, 2024 to for Franklin Ethereum Trust	5

Combined Statements of Changes in Net Assets for the three month periods ended December 31, 2025 and 2024, for the nine month period ended December 31, 2025 and for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum Trust	6

Notes to the Combined Financial Statements for Franklin Ethereum Trust	7

Statements of Assets and Liabilities at December 31, 2025 and March 31, 2025 for Franklin Ethereum ETF	14

Schedules of Investments at December 31, 2025 and March 31, 2025 for Franklin Ethereum ETF	15

Statements of Operations for the three month periods ended December 31, 2025 and 2024, for the nine month period ended December 31, 2025 and for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum ETF	16

Statements of Cash Flows for the nine month period ended December 31, 2025 and for the period July 23, 2024 (Date of Commencement of operations) through December 31, 2024 to for Franklin Ethereum ETF	17

Statements of Changes in Net Assets for the three month periods ended December 31, 2025 and 2024, for the nine month period ended December 31, 2025 and for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 for Franklin Ethereum ETF	18

Notes to Financial Statements for Franklin Ethereum ETF	19

FRANKLIN ETHEREUM TRUST

Combined Statements of Assets and Liabilities (Unaudited)

	December 31, 2025	March 31, 2025
Assets
Investment in ether, at fair value(a)	$57,494,931	$21,614,322
Ether sold receivable	2,249,163	-
Total assets	59,744,094	21,614,322

Liabilities
Shares payable	2,249,163	-
Sponsor's fee payable	10,491	8,924
Total liabilities	2,259,654	8,924
Commitments and contingencies (Note 7)

Net assets	$57,484,440	$21,605,398

Shares issued and outstanding(b)	2,550,000	1,550,000
Net asset value per Share	$22.54	$13.94

(a)
Cost of investment in ether: $67,384,986 at December 31, 2025 and $37,851,948 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Schedules of Investments (Unaudited)

December 31, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	19,348.4650	$67,384,986	$57,494,931	100.02%
Total investments	19,348.4650	$67,384,986	$57,494,931	100.02%
Other assets less liabilities			(10,491)	(0.02)%
Net assets			$57,484,440	100.00%

March 31, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Other assets less liabilities			(8,924)	(0.04)%
Net assets			$21,605,398	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,	For the period July 23, 2024 (Date of commencement of operations) through December 31,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$35,569	$18,827	$85,512	$28,956
Less waiver	-	(18,827)	-	(28,956)
Total expenses	35,569	-	85,512	-
Net investment loss	(35,569)	-	(85,512)	-

Net realized and change in unrealized gain (loss) on investment in ether
Net realized gain (loss) on investment in ether	353,054	215,469	3,260,379	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	(24,838,286)	8,286,409	6,347,571	1,509,264
Net realized and change in unrealized gain (loss) on investment in ether	(24,485,232)	8,501,878	9,607,950	1,529,902
Net increase (decrease) in net assets resulting from operations	$(24,520,801)	$8,501,878	$9,522,438	$1,529,902
Net increase (decrease) in net assets per Share(a)	$(8.67)	$5.07	$4.04	$0.98

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

 FRANKLIN ETHEREUM TRUST

Combined Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2025	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$9,522,438	$1,529,902
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(72,528,985)	(42,553,442)
Sales of ether	44,007,163	4,901,065
Net realized (gain) loss on investment in ether	(3,260,379)	(20,638)
Net change in unrealized (appreciation) depreciation on investment in ether	(6,347,571)	(1,509,264)
Change in operating assets and liabilities:
Sponsor’s fee payable	1,567	–
Net cash provided by (used in) operating activities	$(28,605,767)	$(37,652,377)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$72,528,985	$42,553,442
Payments on Shares redeemed	(43,923,218)	(4,901,065)
Net cash provided by (used in) financing activities	$28,605,767	$37,652,377

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST

Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,	For the period July 23, 2024 (Date of commencement of operations) through December 31,
	2025	2024	2025	2024

Net assets, beginning of period	$90,925,327	$30,963,023	$21,605,398	$2,621,065
Net investment loss	(35,569)	-	(85,512)	-
Net realized gain (loss) on investment in ether	353,054	215,469	3,260,379	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	(24,838,286)	8,286,409	6,347,571	1,509,264
Net increase (decrease) in net assets resulting from operations	(24,520,801)	8,501,878	9,522,438	1,529,902
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	12,571,416	6,216,940	72,528,985	42,553,442
Distributions for Shares redeemed	(21,491,502)	(3,878,497)	(46,172,381)	(4,901,065)
Net increase (decrease) in net assets resulting from capital share transactions	(8,920,086)	2,338,443	26,356,604	37,652,377
Net assets, end of period	$57,484,440	$41,803,344	$57,484,440	$41,803,344

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

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at December 31, 2025 and March 31, 2025 and the Combined Statements of Operations, Combined Statements of Cash Flows and Combined Statements of Changes in Net Assets for the periods ended December 31, 2025 and December 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.3.
Valuation of Ether

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Ether is priced at 11:59:59 PM ET. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as “Principal Market Price”. With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

On December 31, 2025 and March 31, 2025, the value of the ether held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor's Fee on the first $10.0 billion of the Fund's assets. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended December 31, 2025, the Fund accrued the Sponsor’s Fee of $35,569.

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

2.5.
Ether Receivable and Payable

Ether receivable or payable represents the quantity of Ether covered by contractually binding orders for the creation or redemption of Shares respectively, where the Ether has not yet been transferred to or from the Fund's account. Generally, ownership of the Ether is transferred within one business day of the trade date.

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7.
Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of ether and/or cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For cash creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of ether represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For cash redemption transactions, the Sponsor will arrange for the ether represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of ether has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Ether Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

As of the end of the period covered by this report, the Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of ether and the trading price of the Shares on the Cboe BZX Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on July 23, 2024, there was no public market for the Shares.

Changes in the Shares for the quarter from October 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount^
Balance at October 1, 2025	2,900,000	$74,124,188
Creation of Shares	450,000	12,571,416
Redemption of Shares	(800,000)	(21,491,502)
Balance at December 31, 2025	2,550,000	$65,204,102

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at October 1, 2024	1,550,000	$37,934,223
Creation of Shares	250,000	6,216,940
Redemption of Shares	(150,000)	(3,878,497)
Balance at December 31, 2024	1,650,000	$40,272,666

Changes in the Shares for the nine months from April 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	2,700,000	72,528,985
Redemption of Shares	(1,700,000)	(46,172,381)
Balance at December 31, 2025	2,550,000	$65,204,102

Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 are as follows:

	Shares	Amount^
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289	#
Creation of Shares	1,750,000	42,553,442
Redemption of Shares	(200,000)	(4,901,065)
Balance at December 31, 2024	1,650,000	$40,272,666

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

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter from October 1, 2025 to December 31, 2025:

	Quantity of ether	Amount in US$
Balance at October 1, 2025	22,020.1883	$90,961,875
Ether purchased for the creation of Shares	3,415.0200	12,571,416
Ether sold for the redemption of Shares	(6,070.5184)	(21,491,502)
Principal on ether sales to pay expenses	(16.2249)	(61,626)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	–	353,054
Net change in unrealized appreciation (depreciation) on investment in ether	–	(24,838,286)
Balance at December 31, 2025	19,348.4650	$57,494,931

The following represents the changes in quantity of ether held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024:

	Quantity of ether	Amount in US$
Balance at October 1, 2024	11,780.0000	$30,963,023
Ether purchased for the creation of Shares	1,900.0000	6,216,940
Ether sold for the redemption of Shares	(1,140.0000)	(3,878,497)
Principal on ether sales to pay expenses	–	–
Net realized gain (loss) from ether sold for the redemption of shares	–	215,469
Net change in unrealized appreciation (depreciation) on investment in ether	–	8,286,409
Balance at December 31, 2024	12,540.0000	$41,803,344

The following represents the changes in quantity of ether held and the respective fair value during the nine months from April 1, 2025 to December 31, 2025:

	Quantity of ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	20,498.8764	72,528,985
Ether sold for the redemption of Shares	(12,903.7817)	(46,172,381)
Principal on ether sales to pay expenses	(26.8359)	(83,945)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	–	3,260,379
Net change in unrealized appreciation (depreciation) on investment in ether	–	6,347,571
Balance at December 31, 2025	19,348.4650	$57,494,931

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024:

	Quantity of ether	Amount in US$
Balance at the period from July 23, 2024 (Date of Commencement of operations)	760.0000	$2,621,065	#
Ether purchased for the creation of Shares	13,300.0000	42,553,442
Ether sold for the redemption of Shares	(1,520.0000)	(4,901,065)
Principal on ether sales to pay expenses	–	–
Net realized gain (loss) from ether sold for the redemption of shares	–	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	–	1,509,264
Balance at December 31, 2024	12,540.0000	$41,803,344

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

4.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust, on behalf of the Fund, and may from time to time employ legal counsel for the Fund.

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

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor from the Sponsor’s fee and are not paid by the Fund.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

5.
CONCENTRATION OF RISK

The Fund holds only ether, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Fund. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the Ethereum network, among other things.

6.
COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024	For the Nine Months Ended December 31, 2025	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024

Net asset value per Share, beginning of period	$31.35	$19.98	$13.94	$26.21 (a)
Net investment loss(b)	(0.01)	-	(0.04)	-
Net realized and unrealized gain (loss) on investment in ether	(8.80)	5.36	8.64	(0.87)
Net change in net assets from operations(c)	(8.81)	5.36	8.60	(0.87)
Net asset value per Share, end of period	$22.54	$25.34	$22.54	$25.34

Total return, at net asset value(d)(e)	(28.10)%	26.83%	61.69%	(3.32)%

Ratio to average net assets(f)
Net investment loss	(0.19)%	0.00%	(0.19)%	0.00%
Gross expenses	0.19%	0.19%	0.19%	0.19%
Net expenses	0.19%	0.00%	0.19%	0.00%

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Assets and Liabilities (Unaudited)

	December 31, 2025	March 31, 2025
Assets
Investment in ether, at fair value(a)	$57,494,931	$21,614,322
Ether sold receivable	2,249,163	-
Total assets	59,744,094	21,614,322

Liabilities
Shares payable	2,249,163	-
Sponsor's fee payable	10,491	8,924

Total liabilities	2,259,654	8,924
Commitments and contingencies (Note 7)
Net assets	$57,484,440	$21,605,398

Shares issued and outstanding(b)	2,550,000	1,550,000
Net asset value per Share	$22.54	$13.94

(a)
Cost of investment in ether: $67,384,986 at December 31, 2025 and $37,851,948 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Schedules of Investments (Unaudited)

December 31, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	19,348.4650	$67,384,986	$57,494,931	100.02%
Total investments	19,348.4650	$67,384,986	$57,494,931	100.02%
Other assets less liabilities			(10,491)	(0.02)%
Net assets			$57,484,440	100.00%

March 31, 2025
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Other assets less liabilities			(8,924)	(0.04)%
Net assets			$21,605,398	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,	For the period July 23, 2024 (Date of commencement of operations) through December 31,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$35,569	$18,827	$85,512	$28,956
Less waiver	-	(18,827)	-	(28,956)
Total expenses	35,569	-	85,512	-
Net investment loss	(35,569)	-	(85,512)	-

Net realized and change in unrealized gain (loss) on investment in ether
Net realized gain (loss) on investment in ether	353,054	215,469	3,260,379	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	(24,838,286)	8,286,409	6,347,571	1,509,264
Net realized and change in unrealized gain (loss) on investment in ether	(24,485,232)	8,501,878	9,607,950	1,529,902
Net increase (decrease) in net assets resulting from operations	$(24,520,801)	$8,501,878	$9,522,438	$1,529,902
Net increase (decrease) in net assets per Share(a)	$(8.67)	$5.07	$4.04	$0.98

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2025	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$9,522,438	$1,529,902
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(72,528,985)	(42,553,442)
Sales of ether	44,007,163	4,901,065
Net realized (gain) loss on investment in ether	(3,260,379)	(20,638)
Net change in unrealized (appreciation) depreciation on investment in ether	(6,347,571)	(1,509,264)
Change in operating assets and liabilities:
Sponsor’s fee payable	1,567	–
Net cash provided by (used in) operating activities	$(28,605,767)	$(37,652,377)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	$72,528,985	$42,553,442
Payments on Shares redeemed	(43,923,218)	(4,901,065)
Net cash provided by (used in) financing activities	$28,605,767	$37,652,377

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,	For the period July 23, 2024 (Date of commencement of operations) through December 31,
	2025	2024	2025	2024

Net assets, beginning of period	$90,925,327	$30,963,023	$21,605,398	$2,621,065
Net investment loss	(35,569)	-	(85,512)	-
Net realized gain (loss) on investment in ether	353,054	215,469	3,260,379	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	(24,838,286)	8,286,409	6,347,571	1,509,264
Net increase (decrease) in net assets resulting from operations	(24,520,801)	8,501,878	9,522,438	1,529,902
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	12,571,416	6,216,940	72,528,985	42,553,442
Distributions for Shares redeemed	(21,491,502)	(3,878,497)	(46,172,381)	(4,901,065)
Net increase (decrease) in net assets resulting from capital share transactions	(8,920,086)	2,338,443	26,356,604	37,652,377
Net assets, end of period	$57,484,440	$41,803,344	$57,484,440	$41,803,344

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

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. As of the period covered by this report, Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Fund is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.

The Statements of Assets and Liabilities and Schedules of Investments at December 31, 2025 and March 31, 2025, and the Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets for the periods ended December 31, 2025 and December 31, 2024, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.3.
Valuation of Ether

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Ether is priced at 11:59:59 PM ET. The Fund determines the fair value of ether based on the price provided by the ether market that the fund considers its “principal market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

On December 31, 2025 and March 31, 2025, the value of the ether held by the Fund is categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor's Fee on the first $10.0 billion of the Fund's assets. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended December 31, 2025, the Fund accrued the Sponsor’s Fee of $35,569.

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

2.5.
Ether Receivable and Payable

Ether receivable or payable represents the quantity of Ether covered by contractually binding orders for the creation or redemption of Shares respectively, where the Ether has not yet been transferred to or from the Fund's account. Generally, ownership of the Ether is transferred within one business day of the trade date.

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025 and March 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7.
Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of ether and/or cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For cash creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of ether represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For cash redemption transactions, the Sponsor will arrange for the ether represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of ether has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Ether Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

As of the end of the period covered by this report, the Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of ether and the trading price of the Shares on the Cboe BZX Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on July 23, 2024, there was no public market for the Shares.

Changes in the Shares for the quarter from October 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount^
Balance at October 1, 2025	2,900,000	$74,124,188
Creation of Shares	450,000	12,571,416
Redemption of Shares	(800,000)	(21,491,502)
Balance at December 31, 2025	2,550,000	$65,204,102

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at October 1, 2024	1,550,000	$37,934,223
Creation of Shares	250,000	6,216,940
Redemption of Shares	(150,000)	(3,878,497)
Balance at December 31, 2024	1,650,000	$40,272,666

Changes in the Shares for the nine months from April 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	2,700,000	72,528,985
Redemption of Shares	(1,700,000)	(46,172,381)
Balance at December 31, 2025	2,550,000	$65,204,102

Changes in the Shares for the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024 are as follows:

	Shares	Amount^
Balance at July 23, 2024 (Date of Commencement of operations)	100,000	$2,620,289	#
Creation of Shares	1,750,000	42,553,442
Redemption of Shares	(200,000)	(4,901,065)
Balance at December 31, 2024	1,650,000	$40,272,666

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

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter from October 1, 2025 to December 31, 2025:

	Quantity of ether	Amount in US$
Balance at October 1, 2025	22,020.1883	$90,961,875
Ether purchased for the creation of Shares	3,415.0200	12,571,416
Ether sold for the redemption of Shares	(6,070.5184)	(21,491,502)
Principal on ether sales to pay expenses	(16.2249)	(61,626)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	–	353,054
Net change in unrealized appreciation (depreciation) on investment in ether	–	(24,838,286)
Balance at December 31, 2025	19,348.4650	$57,494,931

The following represents the changes in quantity of ether held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024:

	Quantity of ether	Amount in US$
Balance at October 1, 2024	11,780.0000	$30,963,023
Ether purchased for the creation of Shares	1,900.0000	6,216,940
Ether sold for the redemption of Shares	(1,140.0000)	(3,878,497)
Principal on ether sales to pay expenses	–	–
Net realized gain (loss) from ether sold for the redemption of shares	–	215,469
Net change in unrealized appreciation (depreciation) on investment in ether	–	8,286,409
Balance at December 31, 2024	12,540.0000	$41,803,344

The following represents the changes in quantity of ether held and the respective fair value during the nine months from April 1, 2025 to December 31, 2025:

	Quantity of ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	20,498.8764	72,528,985
Ether sold for the redemption of Shares	(12,903.7817)	(46,172,381)
Principal on ether sales to pay expenses	(26.8359)	(83,945)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	–	3,260,379
Net change in unrealized appreciation (depreciation) on investment in ether	–	6,347,571
Balance at December 31, 2025	19,348.4650	$57,494,931

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024:

	Quantity of ether	Amount in US$
Balance at the period from July 23, 2024 (Date of Commencement of operations)	760.0000	$2,621,065	#
Ether purchased for the creation of Shares	13,300.0000	42,553,442
Ether sold for the redemption of Shares	(1,520.0000)	(4,901,065)
Principal on ether sales to pay expenses	–	–
Net realized gain (loss) from ether sold for the redemption of shares	–	20,638
Net change in unrealized appreciation (depreciation) on investment in ether	–	1,509,264
Balance at December 31, 2024	12,540.0000	$41,803,344

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

4.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust, on behalf of the Fund, and may from time to time employ legal counsel for the Fund.

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

5.
CONCENTRATION OF RISK

The Fund holds only ether, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Fund. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the Ethereum network, among other things.

6.
FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024	For the Nine Months Ended December 31, 2025	For the period July 23, 2024 (Date of commencement of operations) through December 31, 2024

Net asset value per Share, beginning of period	$31.35	$19.98	$13.94	$26.21 (a)
Net investment loss(b)	(0.01)	-	(0.04)	-
Net realized and unrealized gain (loss) on investment in ether	(8.80)	5.36	8.64	(0.87)
Net change in net assets from operations(c)	(8.81)	5.36	8.60	(0.87)
Net asset value per Share, end of period	$22.54	$25.34	$22.54	$25.34

Total return, at net asset value(d)(e)	(28.10)%	26.83%	61.69%	(3.32)%

Ratio to average net assets(f)
Net investment loss	(0.19)%	0.00%	(0.19)%	0.00%
Gross expenses	0.19%	0.19%	0.19%	0.19%
Net expenses	0.19%	0.00%	0.19%	0.00%

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

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

The Fund issues and redeems Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. As of the period covered by this report, Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

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

Discussion of Operations

At December 31, 2025, the Custodian held 19,348.4650 ether on behalf of the Fund, with a market value of $57,494,931 (cost: $67,384,986) based on the Principal Market Price at quarter end.

Results of Operations for the quarter ended December 31, 2025

For the three months ended to December 31, 2025, 450,000 Shares were issued in exchange for 3,415.0200 ether and 800,000 Shares were redeemed in exchange for 6,070.5184 ether. The Fund’s NAV per Share began the period at $31.35 and ended the period at $22.54. The 28.10% decrease in the Fund's NAV from $31.35 at September 30, 2025 to $22.54 at December 31, 2025 is directly related to the 28.06% decrease in the price of ether. The Fund’s NAV decreased slightly more than the price of ether on a percentage basis due to the Sponsor’s fee of $35,569 for the period.

Net realized and change in unrealized loss on investment in ether for the three months ended December 31, 2025, was approximately $24,485,232 which includes a net realized gain on investment in ether sold for redemptions of $353,054 and net change in unrealized depreciation on investment in ether of approximately $24,838,286. Net realized and change in unrealized loss on investment in ether for the period was driven by ether price depreciation from $4,130.84 per ether as of September 30, 2025 to $2,971.55 per ether as of December 31, 2025. Net decrease in net assets resulting from operations was approximately $24,520,801 for the three months ended December 31, 2025, which consisted of the net realized and change in unrealized loss on investment in ether of $24,485,232 and the Sponsor Fee of $35,569. Net assets decreased to approximately $57,484,440 on December 31, 2025. The decrease in net assets primarily resulted from the aforementioned ether price movement, net capital share transactions of approximately $(8,920,086), and a net decrease resulting from operations of $24,520,801.

Results of Operations for the quarter ended December 31, 2024

For the three months ended to December 31, 2024, 250,000 Shares were issued in exchange for 1,900.0000 ether and 150,000 Shares were redeemed in exchange for 1,140.0000 ether. The Fund’s NAV per Share began the period at $19.98 and ended the period at $25.34. The 26.83% increase in the Fund's NAV from $19.98 at September 30, 2024 to $25.34 at December 31, 2024 is directly related to the 26.83% increase in the price of ether.

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

Results of Operations for the nine months ended December 31, 2025

For the nine months ended to December 31, 2025, 2,700,000 Shares were issued in exchange for 20,498.8764 ether and 1,700,000 Shares were redeemed in exchange for 12,903.7817 ether. The Fund’s NAV per Share began the period at $13.94 and ended the period at $22.54. The 61.69% increase in the Fund's NAV from $13.94 at March 31, 2025 to $22.54 at December 31, 2025 is directly related to the 61.95% increase in the price of ether. The Fund’s NAV increased slightly less than the price of ether on a percentage basis due to the Sponsor’s fee of $85,512 for the period.

Net realized and change in unrealized gain on investment in ether for the nine months ended December 31, 2025, was approximately $9,607,950 which includes a net realized gain on investment in ether sold for redemptions of $3,260,379 and net change in unrealized appreciation on investment in ether of approximately $6,347,571. Net realized and change in unrealized gain on investment in ether for the period was driven by ether price appreciation from $1,834.80 per ether as of March 31, 2025 to $2,971.55 per ether as of December 31, 2025. Net increase in net assets resulting from operations was approximately $9,522,438 for the nine months ended December 31, 2025, which consisted of the net realized and change in unrealized gain on investment in ether of $9,607,950 offset by the Sponsor Fee of $85,512. Net assets increased to approximately $57,484,440 on December 31, 2025. The increase in net assets primarily resulted from the aforementioned ether price movement, net capital share transactions of approximately $26,356,604, and a net increase resulting from operations of $9,522,438.

Results of Operations for the period July 23, 2024 (Date of commencement of operations) to December 31, 2024

For the period from July 23, 2024 (Date of Commencement of operations) to December 31, 2024, 1,750,000 Shares were issued in exchange for 13,300.0000 ether and 200,000 Shares were redeemed in exchange for 1,520.000 ether. The Fund’s NAV per Share began the period at $26.21 and ended the period at $25.34. The 3.32% decrease in the Fund's NAV from $26.21 at July 23, 2024 (Date of Commencement of operations) to $25.34 at December 31, 2024 is directly related to the 3.32% decrease in the price of ether.

Net realized and unrealized gain on investment in ether for the period ended December 31, 2024, was approximately $1,529,902 which includes a net realized gain on investment in ether sold for redemptions of $20,638 and net change in unrealized appreciation on investment in ether of approximately $1,509,264. Net realized and unrealized gain on investment in ether for the period was driven by ether price movement from $3,448.77 per ether as of July 23, 2024 (Date of Commencement of operations) to $3,333.60 per ether as of December 31, 2024. Net increase in net assets resulting from operations was approximately $1,529,902 for the period ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in ether of $1,529,902. Net assets increased to approximately $41,803,344 on December 31, 2024. The increase in net assets primarily resulted from the aforementioned ether price movement and net capital share transactions of approximately $37,652,377.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. From July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

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

Off Balance Sheet Arrangements

At December 31, 2025 and March 31, 2025, the Fund as well as the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Ether

As movements in the price of Ether are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of Ether. Past movements in the Ether price are not indicators of future movements.

The following chart shows movements in the price of Ether based on the CME CF Ether-Dollar Reference Rate - New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from October 1, 2025 to December 31, 2025.

The average, high, low and end-of-period Ether prices based on the CME CF Ether-Dollar Reference Rate - New York Variant are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
October 1, 2025 to December 31, 2025	3,461.97	4,709.41	October 6, 2025	2,731.58	November 21, 2025	2,964.79	December 31, 2025

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

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 17, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

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

If regulators or public utilities take actions that restrict or otherwise impact validator activities, such actions could result in decreased security of a digital asset network, including the Ethereum network, which could adversely affect the value of the Shares

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

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

Digital asset treasury companies may exacerbate volatility in digital asset markets.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including ether.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Fund. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ether, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on ether prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ether. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ether. The increase of consolidated positions in ether held by digital asset treasury companies could affect the operation of the Ethereum blockchain. One digital asset treasury company, BitMine Immersion Technology Inc. ("BitMine Immersion"), held approximately 2.8% of ether’s supply as of November 3, 2025. If BitMine Immersion or another similarly situated digital asset treasury company begins to operate validators, it could gain influence in how the Ethereum blockchain operates. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Fund.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021-2023. As of the end of the reporting period covered herein, digital asset prices have continued to fluctuate. For example, ether lost approximately 12.2% of its value according to some sources in mid- October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, ether) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (‟FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the ‟2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including ether, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny increased in response to these events, and could further increase in response to similar events in the future, including from federal as well as state regulators and authorities.

The price of some digital assets, including ether, has fluctuated significantly following the election of Donald Trump as president of the United States. Industry participants generally expect the administration to continue to take a constructive approach toward the digital assets industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital assets industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump's election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in digital assets prices, including ether. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

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

The ether market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many ether trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers, as demonstrated by the October 2025 Flash Crash. As a result, the prices of ether on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc. or other events which could affect the price of the digital asset) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors-Risk Factors Related to Digital Assets-Prices of Ether may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Fund or cause losses to Shareholders.

Risks related to exchange bankruptcy, failure or closure, including as a result of criminal fraud, cyber attacks or other security breaches. In addition, over the past several years, some digital asset platforms have been closed, including due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 16 Creation Units (comprising 800,000 Shares) during the quarter ended December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2025 – October 31, 2025	450,000	$30.29
November 1, 2025 – November 30, 2025	-	-
December 1, 2025 – December 31, 2025	350,000	22.46

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2025.

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

Date: February 17, 2026

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.