Form 10-K
period 2026-03-31
Franklin Ethereum Trust
filed 2026-06-29
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No
As of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates of the registrant was $91,611,000, based upon the last reported sales price for such date on the Cboe BZX Exchange, Inc.
The registrant had 2,700,000 outstanding shares as of June 9, 2026.
Documents Incorporated by Reference: None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for ether and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes– Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a “large-accelerated filer” (generally, an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

1

FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST

PART I

Item 1.
Business

DESCRIPTION OF THE TRUST

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust, as amended (“Declaration of Trust”), dated as of May 30, 2024. The Trust currently offers a single series, the Franklin Ethereum ETF (the “Fund”). The Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”) under the symbol “EZET.” Shares are not obligations of, and are not guaranteed by, the Sponsor or any of its subsidiaries or affiliates.

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

The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent, and the Cash Custodian. The Ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Coinbase Inc., an affiliate of Coinbase Custody, serves as the prime broker (“Prime Broker”). Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund. This means that the Sponsor does not sell ether at times when its price is high or acquire ether at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective. The Fund is not managed like a corporation or an active investment vehicle. The Trust and the Fund do not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not required to register under such act. The Fund does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act (“CEA”). The Fund is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the U.S. Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares.

The Fund issues Shares on a continuous basis. A block of 50,000 Shares is called a “Creation Unit.” The Fund issues and redeems Shares only in blocks of 50,000 or multiples thereof based on the quantity of ether attributable to each Share (net of accrued but unpaid renumeration due to the Sponsor (the “Sponsor's Fee”) and any accrued but unpaid expenses or liabilities). These transactions take place in exchange cash. Creation Units are offered continuously at the net asset value per Share (“NAV”) for 50,000 Shares on the day that an order to create or redeem a Creation Unit is accepted by the Fund. Only institutional investors that become authorized participants by entering into a contract with the Sponsor and the Administrator (“Authorized Participants”) may purchase or redeem Creation Units. Shares will be offered to the public from time to time at varying prices that will reflect the price of ether and the trading price of the Shares on Cboe BZX Exchange, Inc. at the time of the offer.

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

INVESTMENT OBJECTIVE

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund’s expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund’s expenses. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund. This means that the Sponsor does not sell ether at times when its price is high or acquire ether at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

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

Investors may purchase and sell Shares through traditional securities brokerage accounts, and can avoid the complexities of handling ether directly (e.g., managing wallets and public and private keys themselves, or interfacing with a trading platform), which some investors may not prefer or may find unfamiliar.

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

The CF Benchmarks Index employed by the Fund is calculated on each Business Day by aggregating the notional value of ether trading activity across major ether spot exchanges. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”), a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR. The CF Benchmarks Index serves as a once-a-day benchmark rate of the U.S. dollar price of ether (USD/ETH), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several ether exchange platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one ether at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent ether exchanges, which were, as of March 31, 2026, Bitstamp, Kraken, itBit, Gemini, Coinbase, LMAX Digitial (the “Constituent Platforms”), Crypto.com, and Bullish Exchange and which may change from time to time, as follows:

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

FEES AND EXPENSES OF THE FUND

The Fund’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.19% (i.e., 0.19%/365 days) of the daily net asset value of the Fund. In exchange for the Sponsor’s fee, the Sponsor assumes the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor also pays the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund sells ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. Fees accrued for the fiscal year ended March 31, 2026 were $108,260. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Sponsor’s website for the Fund.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Ethereum network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of owners of the beneficial interests in the Shares (“Shareholders”) (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they are the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty, or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities are sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.

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

CREATION AND REDEMPTION OF SHARES

The Fund creates and redeems Shares on a continuous basis but only in Creation Units consisting of 50,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Fund will engage in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders). The Fund will conduct its ether purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “Ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Ether Trading Counterparties and the Fund, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. An Ether Trading Counterparty may be an affiliate of an Authorized Participant. As of March 31, 2026, in addition to the Prime Broker described above, the Trust on behalf of the Fund had entered into a Master Purchase and Sale Agreement for Digital Assets (the “Master Agreement”) with JSCT, LLC (“Jane Street”) and a Liquidity Provider Agreement with Virtu Financial Singapore Pte., Ltd. (“Virtu”) to allow the Fund to enter into spot purchase or sale transactions in ether on a principal to principal basis. Additional Ether Trading Counterparties may be added from time to time, subject to the discretion of the Sponsor. Virtu is under common control and ownership with Virtu Americas LLC and Jane Street is under common control and ownership with Jane Street Capital, LLC. Both Virtu Americas LLC and Jane Street Capital, LLC serve as an Authorized Participant of the Fund as of March 31, 2026.

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

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant pays to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the Ether Custodian in connection with the issuance of Creation Units for such purchase order (including Ethereum network fees) (“Custody Transaction Costs”). The Administrator reimburses any Custody Transaction Costs to the Ether Custodian according to the amounts invoiced by the Ether Custodian. Any Ethereum network fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

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

The Creation Unit Deposit Amount necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the cash amount constituting the Creation Unit Deposit Amount and the quantity of ether constituting the Creation Ether Amount as appropriate to reflect sales of ether, any loss of ether that may occur, and accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 PM ET. The Administrator determines the Creation Unit Deposit Amount for a given day by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and determine the Creation Ether Amount for a given day by dividing the Creation Unit Deposit Amount for that day by that day’s CF Benchmarks Index. The Creation Unit Deposit Amount and the Creation Ether Amount so determined is made available to all Authorized Participants and Ether Trading Counterparties, and is made available on the Sponsor’s website for the Shares.

On the date of the purchase order, the Fund chooses, in its sole discretion, to enter into a transaction with an Ether Trading Counterparty or the Prime Broker to buy ether in exchange for the cash proceeds from such purchase order. For settlement of a creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the Ether Trading Counterparty or Prime Broker, as applicable, delivers the required ether pursuant to its trade with the Fund into the Fund’s Trading Balance with the Prime Broker in exchange for cash. In the event the Fund has not been able to successfully execute and complete settlement of an ether transaction by the settlement date of the purchase order, the settlement date may be delayed. With respect to a purchase order, as between the Fund and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the ether price utilized in calculating NAV on the trade date and the price at which the Fund acquires the ether to the extent the price realized in buying the ether is higher than the ether price utilized in the NAV. To the extent the price realized in buying the ether is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

Whether the purchase of ether was entered into with an Ether Trading Counterparty or via the Prime Broker, such party delivers ether related to such transaction to the Fund’s Trading Balance. This transfer is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

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

Upon the deposit by the Ether Trading Counterparty or the Prime Broker of the corresponding amount of ether with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of March 31, 2026, Jane Street Capital, LLC, J.P. Morgan Securities LLC, Virtu Americas LLC, Citadel Securities LLC, and Goldman Sachs & Co. LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the paragraph above, when the Fund purchases ether, the deposit of ether will initially be credited to the Fund’s Trading Balance with the Prime Broker before being swept to the Fund’s Vault Balance with the Ether Custodian pursuant to a regular end-of-day sweep process. Transfers of ether into the Fund’s Trading Balance are off-chain transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are “on-chain” transactions represented on the Ethereum blockchain. Any costs related to transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are borne by the Authorized Participant (and not the Fund or its Shareholders).

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

Ether transactions that occur on the blockchain are susceptible to delays due to Ethereum network outage, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that ether transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are delayed due to congestion or other issues with the Ethereum network, such ether will not be held in cold storage in the Vault Balance until such transfers can occur.

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

Redemption Procedures

The Fund redeems Creation Units solely in exchange for cash proceeds from selling the amount of ether represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs incurred by the Fund. The Authorized Participant pays to the Administrator (1) a transaction fee on each redemption order and (2) the transfer, processing and other transaction costs charged by the Ether Custodian in connection with the redemption of Creation Units for such redemption order (including Ethereum network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Ether Custodian according to the amounts invoiced by the Ether Custodian. Any Ethereum network fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund may choose, in its sole discretion, to enter into a transaction with an Ether Trading Counterparty or the Prime Broker, to sell ether in exchange for cash. Also, on the date of the redemption order, the Fund instructs the Ether Custodian to prepare to move the associated ether from the Fund’s Vault Balance with the Ether Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus one (T+1) Business Day), the Authorized Participant delivers the necessary Shares to the Fund, an Ether Trading Counterparty or the Prime Broker, as applicable, delivers the cash to the Fund associated with the Fund’s sale of ether, ether is delivered to the Ether Trading Counterparty’s account at the Prime Broker or directly to the Prime Broker, as applicable, and the Fund delivers cash to the Authorized Participant. In the event the Fund has not been able to successfully execute and complete settlement of an ether transaction by the settlement date of the redemption order, settlement may be delayed. With respect to a redemption order, between the Fund and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the ether price utilized in calculating the NAV on the trade date and the price realized in selling the ether to raise the cash needed for the cash redemption order to the extent the price realized in selling the ether is lower than the ether price utilized in the NAV. To the extent the price realized from selling the ether is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

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

Transfers of ether from the Fund’s Vault Balance to the Fund’s Trading Balance are “on-chain” transactions represented on the Ethereum blockchain.

Ether transactions that occur on the blockchain are susceptible to delays due to Ethereum network outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that ether transfers from the Fund’s Vault Balance to the Fund’s Trading Balance are delayed due to congestion or other issues with the Ethereum network or the Fund’s operations, redemptions in the Fund could be delayed.

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

The Fund may, in its discretion, and will, when directed by the Sponsor, suspend the right of redemption, generally or with respect to a particular redemption order as follows: (1) during any period in which regular trading on the Cboe BZX Exchange is suspended or restricted, or the Exchange is closed (other than scheduled weekend or holiday closings), (2) during any period when the Sponsor determines that delivery, disposal or evaluation of ether is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Broker, Ether Custodian, Cash Custodian, Administrator, or other service providers to the Fund, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, order entry systems, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Ethereum network, hacking, cybersecurity breach, or power, Internet, or Ethereum network outage, or similar event), or (3) during such other period as the Sponsor determines to be necessary for the protection of the Shareholders. None of the Fund, the Sponsor or the Administrator will not be liable to any person or liable in any way for any loss or damages that may result from any such rejection, suspension or postponement.

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

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares, including the Fund's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act, which can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/40521/SINGLCLASS/franklin-ethereum-etf/EZET. The information on the Fund’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Liability of the Sponsor and Indemnification

The Sponsor is not liable to the Trust, Fund, or any future series of the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any ether or other assets of the Fund or the Trust. However, the preceding liability exclusion does not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

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

The Trustee has none of the duties or liabilities of the Sponsor. The duties of the Trustee shall be limited to (i) accepting legal process served on the Trust in the State of Delaware, (ii) the execution of any certificates required to be filed with the Secretary of State of the State of Delaware which the Trustee is required to execute under Section 3811 of the Delaware Statutory Trust Act, and (iii) taking such action under the Declaration of Trust as it may be directed in writing by the Sponsor from time to time; provided, however, that the Trustee shall not be required to take any such action if it shall have determined, or shall have been advised by counsel, that such performance is likely to involve the Trustee in personal liability or is contrary to the terms of the Declaration of Trust or of any document contemplated hereby to which the Trust or the Trustee is a party or is otherwise contrary to law; and (iv) any other duties specifically allocated to the Trustee in the Declaration of Trust or agreed in writing with the Sponsor from time to time.

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

The Ether Custodian keeps custody of all of the Fund’s ether in segregated accounts in the cold (i.e., non-networked) Vault Balance other than the Fund’s ether, which is temporarily maintained in the Trading Balance with the Prime Broker. Fund assets held in the Vault Balance are held in segregated wallets, and are not commingled with the Ether Custodian’s or its affiliates’ assets, or the assets of the Ether Custodian’s other customers. The Fund has not established a policy designating any specific parameters regarding amount of ether to be held in each cold storage wallet, and there is no limit on such amount. The Vault Balance is held at Ethereum blockchain addresses at which only the Fund’s assets are held. The percentage of the Fund’s ether that is held in the Cold Vault Balance will vary as dictated by business needs and there is no set percentage. The Ether Custodian keeps all of the private keys associated with the Fund’s ether in cold storage (i.e., on a non-networked computer or electronic or storage device).

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

In the event of a fork, the Coinbase Entities may temporarily suspend Prime Broker Services (with or without notice to the Fund). The Coinbase Entities may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely. The Coinbase Entities are required to use commercially reasonable efforts to timely select at least one of the forked protocol branches to support and will identify such selection in a notice reasonably in advance of such fork (to the extent practicable) to provide a Fund the opportunity to arrange for the transfer of the relevant digital assets, which the Coinbase Entities shall use commercially reasonable efforts to accomplish in advance of such fork. Neither the Ether Custodian nor the Prime Broker will have any liability, obligation or responsibility whatsoever arising out of or relating to the operation of an unsupported branch of the Ethereum blockchain in the event of a fork. Neither the Ether Custodian nor the Prime Broker support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with ether. The Fund holds only ether and cash and may not hold any non-ether crypto asset. The Trust issued a standing instruction regarding airdrops and forks to the Ether Custodian consistent with the foregoing policy.

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

The Ether Custodian Agreement forms a part of the Prime Broker Agreement, and is subject to the termination provisions in the Prime Broker Agreement. If the Ether Custodian closes the Fund’s custodial account or terminates the Fund’s use of the custodial services, the Fund is permitted to withdraw ether associated with the Fund’s custodial account for a period of up to ninety days following the date of deactivation or cancellation to the extent not prohibited (i) under applicable law, including applicable sanctions programs, or (ii) by a facially valid subpoena, court order, or binding order of a government authority. The Ether Custodian may not, directly or indirectly, lend, pledge, hypothecate or re-hypothecate any Fund assets in the Vault Balance and no Coinbase Entity may sell, transfer, loan, rehypothecate or otherwise alienate the Fund’s assets credited to Fund’s Trading Balance unless instructed by Client. The Vault Balance and Trading Balance are subject to the lien to secure outstanding Trade Credits in favor of the Trade Credit Lender discussed below.

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

Within the Fund’s Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular ether (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the ether (and cash) the Prime Broker holds on behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Fund’s Trading Balance represents an omnibus claim on the Prime Broker’s ether (and cash) held on behalf of the Prime Broker’s customers. The Prime Broker holds the ether associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot wallets” (meaning wallets whose private keys are generated and stored online, in Internet-connected computers or devices) or in omnibus accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell ether on behalf of its clients. There are no policies that would limit the amount of ether that can be held temporarily in the Trading Balance maintained by the Prime Broker. However, ether is only moved into the Trading Balance in connection with and to the extent of purchases and sales of ether by the Fund and such ether is swept from the Fund’s Trading Balance to the Fund’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Fund’s use of Trade Credits and early order cutoffs are also designed to limit the amount of time that any of the Fund’s ether is held in the Fund’s Trading Balance.

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

The Prime Broker holds Fund cash credited to the Trading Balance in one of three ways: (i) in one or more omnibus accounts in Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and Money Market Funds, in accordance with state money transmitter laws and (iii) in Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker will title the FBO accounts it maintains with U.S. depository institutions and maintain records of Fund’s interest in a manner designed to enable receipt of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass through basis. The Prime Broker does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker or to any digital asset held by a Prime Broker on Fund’s behalf.

To the extent the Fund sells ether through the Prime Broker, the Fund’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues includes reviews conducted by the legal, compliance, security, finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, as of March 31, 2026 included Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four non-bank market makers (“NBMMs”).

THE CASH CUSTODIAN

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct or reckless disregard of its duties under the Custody Agreement. The Trust, on behalf of the Fund, will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

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

AUTHORIZED PARTICIPANTS

Creation Units are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Units and for the delivery of cash in connection with such creations or redemptions. As of March 31, 2026, Jane Street Capital, LLC, J.P. Morgan Securities LLC, Virtu Americas LLC, Citadel Securities LLC, and Goldman Sachs & Co. LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. See “Creations and Redemptions” for more details.

TAXATION OF THE TRUST

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

Item 1A.
Risk Factors

Risk Factors Related to Digital Assets

•
The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

•
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

•
Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ether.

•
Smart contracts, including those relating to decentralized finance (“DeFi”) applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.

•
Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

•
A temporary or permanent “fork” could adversely affect the value of the Shares.

•
Competition from the emergence or growth of alternative digital assets, such as Bitcoin, Solana, Avalanche, Cardano, and numerous others and smart contracts platforms could have a negative impact on the demand for, and price of, ether and thereby adversely affect the value of the Shares.

•
The value of the Shares relates directly to the value of ether, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

•
The Fund’s fee structure, liquidity, or trading volume and spreads relative to other competitor ether products could have a detrimental effect on the scale and sustainability of the Fund.

•
The Index (as defined below) has a limited performance history, and could experience calculation or other errors, in which case the Index price could fail to track the global ether price, and a failure of the Index price could adversely affect the value of the Shares, and the Index’s methodology may be subject to change.

•
The Index price used to calculate the value of the Fund’s ether may be volatile, adversely affecting the value of the Shares.

•
Unlike some digital assets, which have a limit on outstanding supply, there is no limit on ether supply.

Risk Factors Related to the Fund and the Shares

•
If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

•
The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or Ether Trading Counterparties.

•
The Fund will rely on the information and technology systems of the Service Providers (as defined below), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Fund.

•
Ether transactions are irrevocable and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect the value of the Shares.

•
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

•
Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

Risk Factors Related to the Regulation of the Fund and the Shares

•
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

•
If regulators or public utilities take actions that restrict or otherwise impact validation activities, there may be a significant decline in such activities, which could adversely affect the Ethereum network and the value of the Shares.

•
If regulators subject the Fund, or the Sponsor, to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.

•
Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, the Sponsor or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary or nonrecurring expenses to the Fund.

•
The treatment of digital assets for U.S. federal, state and local income tax purposes is uncertain.

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

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021-2025. As of the date of this report, digital asset prices have continued to fluctuate. For example, ether lost approximately 12.2% of its value according to some sources in mid- October 2025 as part of wider digital asset market turmoil, precipitated by global trade tensions and structural leverage, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, ether) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges.

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of ether and the Fund's Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve was directed to be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring digital assets, to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to bitcoin or other digital assets may negatively and significantly impact the price of ether and the Fund's Shares. The ultimate impact of these recent regulatory developments on the Fund's business is uncertain and it is not possible to predict at this time what risks, if any, that regulatory developments may pose to the Fund, its service providers or to the digital asset industry as a whole.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may experience a bubble or significant correction in the future. Digital assets including ether remain susceptible to cyber security events, fraud, manipulation or similar disruptions. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (‟FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In April 2025, the DOJ issued a policy memo ending "regulation by prosecution" for crypto actors, refocusing on fraud, illicit finance, and aligning enforcement with executive directives. Acting CFTC Chairman directed staff to follow the DOJ's new policy, pausing certain prosecutions. In July 2025, BlockFi reached a $35 million settlement with the DOJ, clearing legal hurdles for creditor distributions. In response to these events (collectively, the ‟2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by similar events, digital asset prices, including ether, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny increased in response to these events, and could further increase in response to similar events in the future, including from federal as well as state regulators and authorities.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Fund is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ether. Additionally, advancements in capabilities of quantum computing and similar technologies may pose challenges to the security of digital asset networks, including the Ethereum network. There can be no assurance that these risks will be sufficiently mitigated with protective measures. Vulnerabilities in cryptography supporting digital asset transactions, including with respect to ether, could adversely impact confidence across digital markets generally, and cause volatility or substantial declines in the price of ether and the Shares.

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

Digital assets such as ether were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies over time, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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

●
Digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the Ethereum network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

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

●
Governance of the Ethereum network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Ethereum network, which may stymie the Ethereum network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Ethereum network, especially long-term problems.

●
The foregoing notwithstanding, the Ethereum network’s protocol is informally overseen by a collective of core developers who, along with members of the Ethereum community, can introduce proposals, known as Ethereum Improvement Proposals (“EIPs”), for updating the Ethereum network. The core developers evolve over time, largely based on self-determined participation. An Ethereum client (“Ethereum Client”) is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A “node” is a computer or other device that has downloaded the Ethereum Client and is connected to other computers also running the Ethereum Client software, together forming the Ethereum network. To the extent that node operators update their individual Ethereum Client to new specifications, the Ethereum network could be subject to changes that may adversely affect the value of ether. In addition, if a digital asset network has high-profile contributors, the perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

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

●
Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients that nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “-A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptography underlying the Ethereum network or ether as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of ether and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today's leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world's information technology infrastructure, including the cryptographic algorithms used for digital assets like ether. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Ethereum network becoming ineffective, which, if realized, could compromise the security of the Ethereum network, or allow a malicious actor to compromise the wallets holding ether owned by the Fund or others on the Ethereum network, which would result in losses to Shareholders. While various actors in the Ethereum community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Ethereum network community and a fork (or multiple forks) , and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “-Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “-A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●
The Ethereum network has been in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as “Ethereum 2.0” and some of which were implemented during 2022, such as the Bellatrix and Paris planned forks (defined below) that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism (the “Merge”). These upgrades have resulted in, and are expected to continue to result in, changes to the Ethereum network. Many of the contemplated upgrades to the Ethereum network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as “the Merge,” which was completed in September 2022, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of ether and the value of the Shares. One completed upgrade is known as the “Shanghai” upgrade, which allows users to unstake their ether and remove it from the relevant smart contract. As a result of these or future upgrades, it is possible that significant volumes of currently locked and illiquid ether becomes unlocked and sold, which could increase volatility in ether prices or have a material adverse effect on the value of ether and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Ethereum network or greater reliance so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could - if unsuccessfully implemented, or if they contain undiscovered flaws - materially adversely impact or even effectively eliminate the value of ether, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “-A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.

●
The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ether as well as other Ethereum network protocols. For example, the Ethereum network has on occasion reduced the quantity of ether rewarded per block and may make additional changes in the future, see “Overview of the Ethereum Industry-Creation of New Ether” for additional information. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Ethereum network does not successfully develop its policies on supply and issuance and other major design decisions, or does so in a manner that is not attractive to network participants, it could lead to a decline in adoption of the Ethereum network and price of ether.

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

Moreover, because digital assets, including ether, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

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

The Fund is not actively managed and does not pursue any formal strategy relating to the development of the Ethereum network.

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

Potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, adversely affect the value of an investment in the Fund.

The Ethereum network uses cryptographic protocols to govern the interactions within the Ethereum network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to Ethereum on Github.com. The core developers can propose amendments to the Ethereum network’s source code that, if accepted by nodes, validators and users, could alter the protocols and software of the Ethereum network and the properties of ether. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new ether or changes to the ether supply, which could undermine the appeal and market value of ether. Alternatively, software upgrades and other changes to the protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. As a result, the Ethereum network could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Fund.

The open-source structure of the Ethereum network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network and negatively affect the value of an investment in the Fund.

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

As of May 6, 2026, the Ethereum network processed an average of 28.14 transactions per second during the second quarter of 2026 (source: token terminal). In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital asset networks are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all time high. From April 30, 2023, ether transaction fees decreased from $9.52 per ether transaction, on average, to a high of $3.83 per transaction, on average, on April 30, 2024. As of May 6, 2026, ether transaction fees averaged $0.35 per transaction during the second quarter of 2026 (source: token terminal). Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

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

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum network to not adequately resolve scaling challenges and adversely impact the adoption of ether and the Ethereum network and the value of the Shares. There is no guarantee that any potential scaling solution, such as whether a change to the Layer 1 Ethereum network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. Alternatively, in theory, the widespread adoption of Layer 2 solutions could succeed in reducing congestion on the Layer 1 Ethereum network by moving transactions and computational work to the Layer 2 level and thereby reduce direct transactions on the Layer 1 Ethereum network, but by reducing transactions on the Layer 1 Ethereum network, could reduce demand for ether on the Layer 1 Ethereum network, which could in theory negatively impact the price of ether. It is possible that proposed changes to the Layer 1 Ethereum network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. For example, in April 2024, Starknet, a Layer 2 built on the Layer 1 Ethereum network, suffered an outage reportedly caused by a rounding error bug that halted production of new blocks on Starknet’s Layer 2 blockchain network. Similar outages, bugs, defects, or other problems could affect Layer 2s in the future. Similarly, in multiple instances throughout 2022 and 2023, the Arbitrum Layer 2 network experienced outages due to failures in its primary node responsible for submitting transactions to the Layer 1 Ethereum network. Although the Layer 1 Ethereum network is believed not to have been affected by those outages, problems on Layer 2s in the future could conceivably affect or cause issues for the Layer 1 Ethereum network. Alternatively, if a widely-used Layer 2 network were to fail, it could reduce demand for ether because it would eliminate a source of demand for using ether to record transactions from the Layer 2 onto the Layer 1 Ethereum network. Any of the foregoing could adversely affect the price of ether or the value of the Shares of the Fund.

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

●
During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of profit for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation that will significantly alter an asset’s price on a decentralized exchange. The participant could then, for example, orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the mempool and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, any potential perception of MEV as unfair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols or the Ethereum network in general. In addition, it is possible regulators or legislators could enact rules which restrict practices associated with MEV, which could diminish the popularity of the Ethereum network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of ether and the value of the Shares.

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

Furthermore, ether may be subject to supply chain attacks, in which hackers target third-party components, services or software that a digital asset network relies on instead of attacking the network itself. For example, in April 2025, a malware attack was discovered in a widely used open-source JavaScript library associated with the XRP Ledger. The malicious code was inserted through a supply chain vulnerability and had the potential to compromise applications built using the affected library. While the core XRP Ledger protocol and validator infrastructure were not directly compromised, some third-party applications that integrated the compromised library may have been exposed to risks, including unauthorized access to user data and disruption of application functionality. The vulnerability was identified and remediated by the developer community shortly after discovery, and no material exploitation of the malware has been publicly confirmed. However, the incident highlights the risks attendant to reliance on third-party software components. Future incidents of a similar nature could adversely affect confidence in the digital asset markets or blockchain technologies generally, which could negatively impact the value of the Shares or the Fund's ability to operate.

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

In the case of planned forks, the core developers, including those associated with or funded by the Ethereum Foundation, are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code called EIPS. Any user can propose an idea for modifying the Ethereum network’s source code, and the core developers are responsible for mering the proposed idea into the EIP repository on GitHub, where it formally becomes an EIP. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be automatically adopted. The developers of each Ethereum Client must agree to implement the EIP’s changes to the Ethereum network in the source code for their respective client software, nodes must accept the changes made available by the developers of the Ethereum Client software they use by choosing to individually download the modified Ethereum Client software, and ultimately a critical mass of validators and users - such as DApp and smart contract developers, as well as end users of DApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network - must support the shift, or the upgrades will lack adoption.

Typically, in the case of a planned fork, once the EIPs are formally introduced by being merged into the EIP repository on GitHub, a robust debate within the Ethereum community as to the advisability of the proposed change ordinary follows. Assuming the core developers at the protocol level and the developers of individual Ethereum Clients reach a broad consensus among themselves in favor of introducing the change into the respective source code they are responsible for developing and maintaining, the source code modification will be introduced and made available to download. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. Typically, after a modification is introduced and if a sufficiently broad critical mass of users and validators support the modification and nodes download the modification into their individual Ethereum Clients, the change is implemented and the Ethereum network continues to operate uninterrupted, assuming there are no software issues (e.g., bugs, outages, etc.). However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Ethereum Clients, and the modification is not backwards compatible with the Ethereum blockchain or network or the Ethereum Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Ethereum network, with one group of nodes running the pre-modified software, with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software. The effect of such a hard fork would be the existence of two versions of the Ethereum network running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. In practice, in a hard fork, the two networks would compete with each other for developers, node operators, users, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants, and can lead to ill will. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the total on either network, thereby making them both more susceptible to attack.

A future fork in the Ethereum network could adversely affect the value of the Shares or the ability of the Fund to operate. A fork could also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Declaration of Trust, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Fund’s purposes, and there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

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

In September 2022, the Ethereum network transitioned to a proof-of-stake consensus model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum network occurred, as a small number of Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network, which is not backwards-compatible with the Ethereum Layer 1 blockchain, is considered a forked branch and was rebranded as “Ethereum Proof-of-Work.” To the extent significant developer talent, users or validators abandon the Ethereum Layer 1 network and adopt the Ethereum Proof-of-Work blockchain instead, the value of the Shares could be adversely affected. The Merge occurred on September 15, 2022 and the price of ether decreased by approximately 17.4% from September 12, 2022 to September 16, 2022, the day after the Merge.

As illustrated by Dencun and the Merge, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub-stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain testnet following the Merge). On May 7, 2025, "Pectra" which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, went live. Pectra, among other changes, increased the maximum amount of ether that a validator can stake from 32 to 2,048, allowing validators to manage higher balances with the goal of potentially reducing costs; introduce account abstraction, allowing externally owned accounts (EOAs) to temporarily function like smart contracts; and reduce security risks and shorten the wait time for new validators. Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

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

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. For example, following the DOA hacks in July 2016, holders of Ethereum voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was minded. A clone may also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks.

As another example of the effects of hard forks on digital assets, on September 15, 2022, the Ethereum Network completed its merge, moving from a proof-of-work model to a proof-of-stake model. Ethereum proof-of-work miners who disagreed with the new consensus mechanism forked the network which resulted in the Ethereum proof-of-work network. Ethereum proof-of-work network was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to proof-of-stake. The vast majority of token holder votes preferred the new proof-of-stake consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped Ethereum proof-of-work network tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the Ethereum proof-of-work network token almost immediately lost most of its value.

A future fork in a Digital Asset's networks could adversely affect the value of the Shares or the ability of the Fund to operate.

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

The Fund does not intend to hold assets other than ether and cash. Accordingly, Shareholders may not receive the benefits of any forks, the Fund may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The Sponsor has the right, in the Sponsor’s sole discretion, to determine: (i) with respect to any fork, airdrop or similar event, what action the Fund shall take, and (ii) what action to take in connection with the Fund’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency. The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Fund’s legal advisors, tax consultants, the Administrator, and the Ether Custodian. The Sponsor is under no obligation to realize any economic benefit from any Incidental Rights or IR Virtual Currency on behalf of the Fund.

Notwithstanding the foregoing, with respect to any airdrop of any non-ether crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not ether, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-ether crypto asset.

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

Additionally, the Ethereum Blockchain implements “bonding” and “unbonding” buffer periods moderating when stakers can unstake and withdraw their stake. “Bonding” is the process of telling the network a token holder wants to stake tokens, and “unbonding” is the action of telling the network the token holder wants to unlock tokens. As part of these “bonding” and “unbonding” processes of Ethereum staking, any staked ether tokens will be inaccessible for a period of time. This prevents malicious actors from performing an attack and running away before their funds are slashed. The duration of bonding and unbonding periods are dependent on a range of factors, including network conditions. However, depending on demand, unstaking can take between hours, weeks or months to complete.

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

Unlike some digital assets, which have a limit on outstanding supply, there is no limit on ether supply.

Some digital assets have a limit on outstanding supply ("hard cap") on the supply of outstanding digital assets. There is no hard cap on the supply of ether, which will continue to be issued as a reward to validators for new blocks. The price of many digital assets like ether is heavily influenced by supply and demand. If the supply of ether is inflationary, then in the absence of deflationary forces, ether could lose value, assuming the same amount of demand.

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

●
trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation;

●
the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands;

●
manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated;

●
the lack of a hard cap on ether supply;

●
forks in the Ethereum network;

●
changes or instability in the leadership of the Ethereum Foundation;

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

●
monetary policies of governments, legislation or regulation, trade restrictions, tariffs, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of ether as a form of payment or the purchase of ether on the digital asset markets;

●
global or regional political, economic or financial conditions, events and situations, or major public issues, including pandemics or health epidemics;

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

●
poor risk management or fraud by entities in the digital asset ecosystem;

●
increased competition from other forms of digital assets or networks, including other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, more economical transaction processing fees, or any other favorable attributes, than the Ethereum network; and

●
the Fund’s own acquisitions or dispositions of ether, since there is no limit on the number of ether that the Fund may acquire.

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

Risks related to platform bankruptcy, failure or closure, including as a result of criminal fraud, cyber attacks or other security breaches. In addition, over the past several years, some digital asset platforms have been closed, including due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit's transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

The Index has a limited performance history, the Index price could fail to track the global ether price, a failure of the Index price could adversely affect the value of the Shares, and the Index’s methodology may be subject to change.

The Index Administrator has substantial discretion at any time to change the methodology used to calculate the Index and guidelines used to select platforms from which ether trading data is sourced for inclusion in the Index. The Index Administrator does not have any obligation to take the needs of the Fund, the Fund’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating and balancing the Index will appropriately track the price of ether in the future.

The Index is based on various inputs which may include price data from various third-party exchanges and markets as well as supply data. The Index Administrator does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The Index Administrator is not required to publicize or explain the changes to the Index, nor to alert the Fund to such changes. Shareholders in the Fund may not be aware of what inputs the Index Administrator uses to calculate the Index, when the Index Administrator changes the inputs, or when the Index Administrator changes the methodology to calculate the Index, even when material to the calculation of the Index. The Index could be calculated now or in the future in a way that adversely affects an investment in the Fund.

The methodology for determining the Index established by the Index Administrator is relatively new. Should any material change be made to the Index Rules that results in a material change to the composition of the Index and, as part of the Fund’s quarterly rebalancing and reconstitution process, results in a material change to the composition of the Fund the Fund will notify Shareholders of such material change in a prospectus supplement, in its periodic Exchange Act reports and/or on the Fund’s website. Certain assumptions included in the methodology may be flawed and may adversely impact the Index’s ability to accurately establish or maintain an index of top digital assets. The failure of one or more of the assumptions built into the Index Rules could have an adverse effect on the Fund and on the value of an investment in the Shares.

The CF Benchmarks Index was developed by the Index Administrator and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Administrator’s Ether Reference Rate (“ETHUSD_RR”) which was first introduced in May 2018, the Index itself has only been in operation since February 2022. The Index price is a composite CF Benchmarks Index calculated using volume-weighted trading price data from various Constituent Platforms. The Index has only featured its current list of Constituent Platforms since July 2025. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Constituent Platforms chosen by the Index Administrator could also change over time. The Index Administrator may remove or add Constituent Platforms to the CF Benchmarks Index in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the CF Benchmarks Index, see “Business of the Fund-Valuation of Ether; The CF Benchmarks Index” in the Prospectus.

Although the Index is intended to accurately capture the market price of ether, third parties may be able to purchase and sell ether on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of ether on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Index provides a U.S. dollar-denominated composite for the price of ether based on, in the case of the CF Benchmarks Index, the volume-weighted price of ether on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of an ether as represented by the Index. It is possible that the price of ether on the Constituent Platform could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ether, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the market price of ether. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares.

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

Additionally, under certain circumstances as described in the Prospectus, the Sponsor may utilize the Secondary Index (defined below) as a secondary pricing source. The Secondary Index incepted on March 15, 2022 and has a limited performance history. A longer history of performance through various economic and market conditions would provide greater and more reliable information regarding the performance of the Secondary Index over time. Accordingly, the Secondary Index is subject generally to the same risks as described above and may not accurately capture the price of ether.

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

The CF Benchmarks Index is used to determine the net asset value of the Fund and the NAV. Consequently, losses or costs associated with the CF Benchmarks Index’s errors or other risks described above will generally be borne by the Fund and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing. If the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index the Fund’s holdings may be fair valued by the Sponsor. See “Business of the Fund-Net Asset Value” in the Prospectus. To the extent the valuation determined by the Sponsor differs materially from the actual market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the price of ether, which could adversely affect an investment in the Fund and the value of Shares by reducing investors’ confidence in the Shares’ ability to track the price of ether.

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

Central banks in various countries have introduced digital forms of legal tender (CBDCs). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, ether and other crypto assets as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, ether. As a result of any of the foregoing factors, the value of ether could decrease, which could adversely affect an investment in the Fund.

Prices of ether may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Fund does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the ether market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. Like CBDCs, stablecoins could compete with, or replace, ether and other digital assets as a medium of exchange or store of value. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if true, there is no assurance similar dynamics would not be at work in the market for ether. There have been reports that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021 the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 billion fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies, including ether, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges. In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 Tether transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

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

As of March 31, 2026, ether was the second largest digital asset by market capitalization of the approximately 16,000 alternative digital assets as tracked by CoinGecko.com. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Ethereum network. Competition from the emergence or growth of alternative digital assets and smart contract platforms, such as Solana, Avalanche, Tron, BNB Coin, Polkadot, or Cardano, among many others, could have a negative impact on the demand for, and price of, ether and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Ethereum network, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Ethereum network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Ethereum Classic. As a result, some users of the Ethereum Classic network may harbor ill will toward the Ethereum network. These users may attempt to negatively impact the use or adoption of the Ethereum network. For additional information on the hard fork that resulted in the creation of Ethereum Classic, see “Overview of the Ethereum Industry - History of Ethereum -The DAO and Ethereum Classic” in the Prospectus.

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

Competitive pressures may negatively affect the ability of the Fund to maintain substantial assets and achieve long-term commercial success.

The Fund and the Sponsor face significant competition with respect to the development and launch of competing investment products that could have a detrimental effect on the Fund’s ability to achieve scale. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. There are several competitor spot ether exchange-traded products available in the market and it is possible that the Fund could fail to retain acquired assets due to competition and/or market conditions. The Fund’s ability to attract assets could be impaired to the extent the Fund’s competitors have a lower expense ratio than the Fund.

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

The Fund may struggle to attract new investors given the substantial number of existing ether and other digital asset U.S. exchange-traded products in the market. Investors might prefer to allocate funds to one of the several spot ether U.S. exchange-traded products or spot bitcoin U.S. exchange-traded products already available, which collectively hold significant market share. The Fund will continue to face competition from direct investments in bitcoin, bitcoin spot and futures-based products, ether, ether spot and futures-based products, other crypto assets, and other potential financial instruments, including securities tied to or backed by crypto assets, as well as other investment vehicles focused on other crypto assets. Market conditions, financial factors, and other external circumstances could make these alternatives more attractive, potentially impacting the Fund’s performance. There can be no assurance that the Fund will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Fund and the Sponsor are successful in achieving the intended scale for the Fund may be impacted by a range of factors, such as the Fund’s fee structure, liquidity, or trading volume and spreads relative to those of competitive products.

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

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Fund. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ether, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on ether prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ether. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ether. The increase of consolidated positions in ether held by digital asset treasury companies could affect the operation of the Ethereum blockchain. One digital asset treasury company, BitMine Immersion Technology Inc. ("BitMine Immersion"), held over 4% of ether’s supply as of May 7, 2026 (source: CoinGecko.com). If BitMine Immersion or another similarly situated digital asset treasury company begins to operate validators, it could gain influence in how the Ethereum blockchain operates. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Fund.

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

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital asset backed investment vehicles as exchange-traded products, which could reduce demand for, and the price of, ether and adversely impact the value of the Shares.

The SEC has approved generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital asset exchange-traded products, other than those which hold ether, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, ether could be reduced. Such reduced demand could in turn negatively affect the value of the Shares of the Fund. Accordingly, there can be no assurance that the Fund will be able to achieve its intended competitive positioning, which could adversely affect the performance of the Fund and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact validator activities, such actions could result in decreased security of a digital asset network, including the Ethereum network, which could adversely affect the value of the Shares.

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

A public health emergency could adversely affect the economics of many nations and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including ether decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak.

Future public health emergencies could result in an increase of the costs of the Fund and affect liquidity in the digital asset market, as well as the correlation between the price of the Shares and the net asset value of the Fund, any of which could adversely affect the value of the Shares. In addition, future public health emergencies could impair the information technology and other operational systems upon which the Fund’s service providers, including the Sponsor, the Trustee, Administrator, Authorized Participants, the Prime Broker and the Custodians, rely, and could otherwise disrupt the ability of employees of the Fund’s service providers to perform essential tasks on behalf of the Fund. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the digital asset markets, which could adversely affect the value of ether and the price of the Shares.

Further, future public health emergencies could also interfere with the operations of the Index or the Index Administrator, which is used to value the ether held by the Fund and calculate the net asset value of the Fund. Pandemics or other public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Creation Units, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Fund.

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

The amount of the Fund’s assets represented by each Share will decline over time as the Fund pays the Sponsor’s Fee and additional expenses borne by the Fund, and as a result, the value of the Shares may decrease over time.

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

An investment in the Shares may deviate from ether prices in spot markets and is distinct from a direct investment in ether. The market value of the Shares may not have a direct relationship with the prevailing price of ether, and changes in the prevailing price of ether similarly will not necessarily result in a comparable change in the market value of the Shares. The performance of the Fund will not reflect the specific return an investor would realize if the investor actually held or purchased ether directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange. Investors will also forgo certain rights conferred by owning ether directly, such as the right to claim airdrops, or to participate in staking activities.

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

The Fund's and the Authorized Participants' ability to buy or sell ether may be adversely affected by limited trading volume, lack of a market maker, or legal restrictions. It is also possible that an ether spot market or governmental authority may suspend or restrict trading in ether altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting ether or other issues affecting counterparties. Ether is a relatively new asset with a very limited trading history. Therefore, the markets for ether may be less liquid and more volatile than other markets for more established products.

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

The Fund is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Fund is an “emerging growth company” as defined in the JOBS Act. For as long as the Fund continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which include, among other things:

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

The Fund could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Fund will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates (subject to certain definitional exemptions based on revenue), (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

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

The Fund is subject to certain risks due to its concentration in only ether.

The Fund is subject to risks due to its concentration of investments in only ether. Unlike other funds that may invest in a diversified portfolio of assets, the Fund’s investment strategy is concentrated within a single asset class. This concentration maximizes the Fund’s exposure to a variety of market risks associated with ether. By concentrating its investment strategy solely in ether, any losses stemming from a decrease in the value of ether can be expected to reduce the value of an interest in the Fund and will not be offset by other gains if the Fund were to invest in a diversified portfolio of assets.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on the Cboe BZX Exchange, you should not assume that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Fund.

The Fund currently accepts only cash purchase orders and redemption orders, which means that an Authorized Participant will deliver only cash to create Shares and will receive only cash when redeeming Shares and the Fund will choose, in its sole discretion, to enter into a transaction with an Ether Trading Counterparty or the Prime Broker to buy or sell ether in exchange for cash.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the Division of Trading and Markets of the SEC and the Office of General Counsel of the Financial Industry Regulatory Authority (“FINRA”) stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on and the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot ether. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in ether under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for ether may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules.

To the knowledge of the Sponsor, exchange-traded products for all spot-market commodities other than digital assets, such as gold and silver, employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in- kind creations and redemptions is a relatively novel product, and could be impacted by any resulting operational inefficiencies.

Even with the recent approval of in-kind creations and redemptions, the Fund’s inability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. See “-The Fund’s use of cash creations and redemptions, in contrast to other types of exchange-traded products that transact in-kind, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV” in the Prospectus. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Ether Trading Counterparties or the Prime Broker’s services, or otherwise, it will not be possible for Authorized Participants to redeem or create Shares, in which case the arbitrage mechanism would be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Fund’s inability to facilitate in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

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

To the extent applicable, the Fund’s use of cash creations and redemptions, in contrast to other types of exchange-traded products that transact in-kind, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The Fund’s use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause inefficiencies or delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Fund would not be able to use with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, pursuant to the terms of the Authorized Participant Agreement, Authorized Participants could default on their obligations to the Fund. In addition, potential execution risks and costs could lead to Authorized Participants who would otherwise be willing to purchase or redeem Creation Units to benefit from any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the Fund’s underlying ether, to elect to not participate in the Fund’s Share creation and redemption processes. This could adversely affect the efficiency of the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of ether, and as a result, the price of the Shares may fall or otherwise diverge from NAV and/or cause bid-ask spreads to widen. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying ether held by the Fund or sell Shares at a price lower than the value of the underlying ether held by the Fund, causing Shareholders to suffer losses.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares. You will only have the limited rights described under “Description of the Shares and the Trust” in the Prospectus.

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

The Sponsor has a limited track record in operating passive investment vehicles such as the Fund that holds crypto assets. This limited experience poses several potential risks to the effective management and operation of the Fund. Crypto assets, such as ether, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively, which could adversely affect the operations of the Fund.

The past performance of other investment vehicles sponsored by the Sponsor or managed by its affiliates are no indication of the Sponsor’s ability to successfully manage an investment vehicle such as the Fund. The unique nature of cryptoassets makes past performance an unreliable indicator of future success in this area. The crypto asset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to crypto asset transactions and custody.

Should the Sponsor’s experience prove inadequate or unsuitable for managing a crypto asset-based investment vehicle like the Fund, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Fund’s operations, leading to potential losses for investors or a decrease in the Fund’s overall value.

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

If the Custodian Agreement, Prime Broker Agreement, an Authorized Participant Agreement or Ether Trading Counterparty Agreement is terminated or the Ether Custodian, Prime Broker, an Authorized Participant or an Ether Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant or ether trading counterparty, which could pose a challenge to the safekeeping of the Fund’s ether, the Fund’s ability to create and redeem shares and the Fund’s ability to continue to operate may be adversely affected.

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

In the event of any SEC or governmental, regulatory or other enforcement action or litigation, Coinbase, Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide prime brokerage services to the Fund could be affected. If the Prime Broker were to be required or choose as a result of a regulatory action (including, for example, litigation initiated by the SEC), to restrict or curtail the services it offers, it could negatively affect the Fund’s ability to operate or process creations or redemptions of Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares. If Coinbase Global, as the parent of the Ether Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Fund, or its financial condition is negatively affected, it could negatively affect the Fund’s ability to operate.

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

The Fund is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Sponsor insure the Fund’s ether. The Ether Custodian’s parent, Coinbase Global, Inc. (“Coinbase Global”) currently maintains a commercial crime insurance policy. Coinbase Global has maintained a commercial crime insurance policy since 2013, which is designed to be comprehensive and is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Ether Custodian and the Prime Broker (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The commercial crime insurance policy is intended to provide the Coinbase Insureds and their clients with some of the broadest and deepest insurance coverage in the crypto industry, with comprehensive coverage terms and conditions. This policy is renewed annually and the insurance amounts are subject to review and change. The Ether Custodian has advised the Sponsor that this insurance is maintained at a commercially reasonable amount for the ether custodied on behalf of the Ether Insureds’ clients, including the Fund’s ether custodied by the Ether Custodian. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Fund or to customers holding ether with the Ether Custodian or Prime Broker and may not be available or sufficient to protect the Fund from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Fund. Coinbase Global’s insurance may not cover the type of losses experienced by the Fund. Further, the coverage will not be sufficient to fully cover losses for the Fund in the event of a catastrophic, large-scale or simultaneous incident affecting multiple Coinbase clients. Coinbase Global may choose not to renew, or may be unable to renew any portion or all of these insurance policies, which may further expose the Trust and its Shareholders to the risk of loss. Alternatively, the Fund may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Fund. In addition, the digital asset insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Fund. Alternatively, the Fund may may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Fund. In addition, the Digital Assets insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Fund. While the Ether Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Fund cannot be assured that the Ether Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Fund’s digital assets.

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

To avoid having to pre-fund purchases or sales of ether in connection with cash creations and redemptions and sales of ether to pay the Sponsor’s Fee and any other Fund expenses not assumed by the Sponsor, to the extent applicable, the Fund may borrow ether or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. The Trade Credit Lender is only required to extend Trade Credits to the Fund to the extent such ether or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of ether related to cash creations and redemptions or the selling of ether related to paying the Sponsor’s Fee and, to the extent applicable, (2) Fund assets may be in held the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the Fund’s NAV. To the extent that the execution price for purchases and sales of ether related to creations and redemptions and sales of ether in connection with paying the Sponsor’s Fee and any other Fund expenses deviate significantly from the Index price used to determine the NAV of the Fund, the Shareholders may be negatively impacted because the added costs of such price deviations, which would be borne by the Authorized Participants, may be passed onto the Shareholders in the secondary market. The magnitude of this risk factor relating to the unavailability or exhaustion of the Trade Credits is heightened as a result of the fact that the Fund effectuates creations and redemptions exclusively for cash rather than in-kind. The Fund generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Fund has granted a security interest, lien on, and right of set off against all of the Fund’s right, title and interest, in the Fund’s Trading Balance and Vault Balance established pursuant to the Prime Broker Agreement and Custodian Agreement, in order to secure the repayment by the Fund of the Trade Credits and financing fees to the Trade Credit Lender. Upon a failure by the Fund to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Fund in the form of Trade Credits, the Ether Custodian and the Prime Broker have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Fund’s Vault Balance and Trading Balance respectively without further consent by the Fund. If the Fund fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Fund’s assets and liquidate them to repay the Trade Credit debt owed by the Fund to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

The Prime Broker facilitates the buying and selling or settlement of ether by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, and the sale of ether, including to pay the Sponsor’s Fee, any other Fund expenses, to the extent applicable, in connection with redemption transactions, and in extraordinary circumstances, to effect the liquidation of the Fund’s ether. The Prime Broker relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of ether. In particular, the Prime Broker has disclosed that customer cash held by the Prime Broker, including the cash associated with the Fund’s Trading Balance, is held (i) in one or more omnibus accounts in the Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and money market funds operating in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service) (“Money Market Funds”), in accordance with state money transmitter laws and (iii) in the Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker represents that it will title the FBO accounts it maintains with U.S. depository institutions and maintain records of the Fund’s interest in a manner designed to enable receipt of FDIC deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass-through basis. The Prime Broker, however, does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass-through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker any ether held by a the Prime Broker on Fund’s behalf. The Sponsor has not independently verified the Prime Broker’s representations. To the extent that the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Prime Broker’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Fund, or cause other operational disruptions or adverse effects for the Fund. In the future, it is possible that the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

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

Similar events in the future that impact banking relationships maintained by key Fund or service providers such as the Prime Broker could impair the Fund’s ability to access the Fund’s cash held in the Fund’s Trading Balance or associated with the Fund’s orders to sell ether, including in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Fund expenses and/or redemption transactions. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Fund could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash, in the Fund’s Trading Balance associated with the Fund’s orders to sell ether in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Fund expenses, could result in losses to the Fund, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections. Although the Prime Broker has made certain representations to the Sponsor regarding the Prime Broker’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Broker maintains cash on behalf of its customers (including the Fund), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Fund may maintain cash balances with the Prime Broker that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Broker at money market funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Fund could suffer losses.

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

The Sponsor has the exclusive authority to determine the net asset value of the Fund. The Sponsor has delegated to the Administrator the responsibility to calculate the net asset value of the Fund, based on a pricing source selected by the Sponsor. The Administrator determines the net asset value of the Fund as of 4:00 p.m. ET, on each Business Day, as soon as practicable after that time. The Administrator’s determination is made utilizing data from the operations of the Fund and the Index, calculated at 4:00 p.m. ET, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate ether price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Fund’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Administrator may value the ether held by the Fund based on the Index in a manner that ultimately inaccurately reflects the price of ether. To the extent that the net asset value of the Fund, the Index, or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor nor the Administrator may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the net asset value of the Fund. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

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

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Fund, with the exception of those described in “Business of the Fund—Fund Expenses” of the Prospectus. Expenses incurred by the Fund but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Fund. The Sponsor will cause the Fund to either (i) sell ether held by the Fund or (ii) deliver ether in‑kind to the Sponsor to pay Fund expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Fund may be required to sell or otherwise dispose of ether, at a time when the trading prices are depressed. The sale or other disposition of assets of the Fund in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

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

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Ether and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

President Trump has issued executive orders addressing the administration’s intention to establish a comprehensive digital assets regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

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

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, the then U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Ethereum network was to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Ethereum network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. In March 2025, OFAC removed Tornado Cash from the Specially Designated Nationals and Blocked Persons List. However, U.S. sanctions policy and enforcement priorities relating to mixers, sanctions evasion, and other illicit finance risks involving digital assets may change, and DeFi protocols, service providers, and users may continue to face sanctions-related risks. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many virtual currency exchanges, or the Fund’s service providers, such as the Prime Broker or Cash Custodian - to reduce support for or cease offering services for ether or to the Fund, which could impair the utility of ether, the value of the Shares and the Fund’s ability to operate in compliance with new laws and regulations.

A determination that ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider ether to be a security, at least currently, and the staff has reportedly provided informal assurances to a handful of promoters that their digital assets are not securities. However, a recent federal court decision ruled that the SEC has not to date issued a definitive statement of its position on whether ether is a security for purposes of federal law. HODL Law, PLLC v. Securities and Exchange Commission, Case No. 22-cv-1832-L-JLB, 2023 WL 4852322 (Jul. 28, 2023), at *6. On the other hand, the SEC under the prior administration brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The CFTC has for years considered ether to be a commodity subject to its regulatory jurisdiction, and ether futures have been listed for years on CFTC-regulated exchanges while cleared ether swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed "mixed swaps" subject to joint CFTC and SEC jurisdiction to the Sponsor's knowledge.

Under the prior administration, the SEC has also brought enforcement actions against digital asset trading platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities. For example, in June 2023, the SEC brought suit against two of the largest operators of digital asset trading platforms in Securities and Exchange Commission v. Binance Holdings Ltd., et al (the “Binance Complaint”) and Securities and Exchange Commission v. Coinbase, Inc., and Coinbase Global, Inc. (the “Coinbase Complaint”), alleging that Binance and Coinbase had solicited U.S. investors to buy, sell, and trade “digital asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”). The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

In February 2025, March 2025 and May 2025, Coinbase, Kraken and Binance, respectively, entered into a joint stipulation with the SEC to dismiss the SEC’s lawsuit against them with prejudice. These dismissals do not mean that the SEC has definitively determined that Digital Assets are not securities and the ultimate impact of these dismissals is yet unknown. Several other digital asset market participants also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The ultimate outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

Fraud or manipulation may also affect the constituent trading platforms used to calculate the CF Benchmarks Index. For example, Coinbase paid $6.5 million in 2021 to settle a CFTC enforcement action for reckless false, misleading, or inaccurate reporting as well as wash trading by a former employee on Coinbase’s GDAX platform. According to the CFTC’s order, during the relevant period prior to the enforcement action, Coinbase operated at least two trading programs which generated orders that, at times, matched with one another. Coinbase included the transactional information for these transactions, such as price and volume data, on its website and provided that information to reporting services, either directly or through access to its website, resulting in a perceived volume and level of liquidity of digital assets, on GDAX that was false, misleading or inaccurate.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

 In March 2026, SEC Staff released guidance stating that most digital assets are not securities; digital commodities, digital collectables, and digital tools are generally not securities, while tokenized securities (digital assets that represent an underlying security) are securities. The guidance clarifies when certain activities, such as validation, mining, and wrapping, generally do not involve the offer and sale of securities.

The CFTC has for years considered digital assets to be commodities subject to its regulatory jurisdiction, and digital asset futures have been listed for years on CFTC-regulated exchanges while cleared digital asset swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

As part of determining whether ether is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of ether as a security (or not). Finally, the Sponsor discusses the security status of ether with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ether is not a security in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that ether may in the future be found by the SEC or a federal court to be a security notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

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

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $100 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. Publicly available filings indicate the parties have agreed to settlement terms with respect to the enforcement proceeding.

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

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or crypto asset platforms, which could adversely impact the value of ether and therefore the value of the Shares.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA passed the European Parliament in 2023 and applies from 2024.

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

If regulators subject the Fund or the Sponsor to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.

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

In accordance with applicable regulation, affiliates of the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Fund will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and or a thorough KYC process, such as the Authorized Participants, the Prime Broker and Ether Custodian. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Fund. As a result, the Sponsor has in place processes and controls designed to ensure that a situation would not arise where the Fund would engage in transactions with a counterparty whose identity the Sponsor and the Fund did not know. The risk remains, however, given the nature of crypto assets and blockchain technology, that transactions will be sent to the Fund from a counterparty whose identity is unknown in an unsolicited "dusting" attack by a third party.

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

The Prime Broker and Ether Custodian have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections designed to prevent the Sponsor and the Fund from transacting with a sanctioned party. The Prime Broker performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Broker’s blockchain analytics screening program, any ether that is delivered to the Fund’s account will undergo screening designed to assess whether the origins of that ether are illicit.

The Prime Broker conducts screening on transactions by an Authorized Participant to determine whether transactions are in violation of certain applicable sanctions laws. The Prime Broker and its affiliates, including the Ether Custodian, will (a) block or reject the deposit into the Fund’s Trading Account, where required by applicable sanctions laws, and (b) agree to promptly inform the Fund of its actions, so long as permitted by applicable law. However, there is no guarantee that such procedures will always be effective or that the Prime Broker and its affiliates will always perform their obligations. Such screening may also result in a transaction identified by such screening being blocked or frozen by the Prime Broker, and thus made unavailable to the Fund. Moreover, the Custodian Agreement requires the Fund to withdraw and deposit assets to public blockchain addresses and accounts for which the Fund has conducted the necessary “know your customer” and anti-money laundering due diligence. Although the Fund arranges for such diligence to be performed, including by the Fund’s service providers, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. If the Authorized Participants, have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Fund’s procedures or diligence prove to be ineffective, violations of such laws could result, which could result in regulatory liability for the Fund, the Sponsor or other Fund service providers or their respective affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Ether Custodian, under the Prime Broker Agreement and Custodian Agreement. Any of the foregoing could result in losses to the Shareholders or negatively affect the Fund’s ability to operate.

Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, or the Sponsor or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Ether are treated. For example, the current draft of the CLARITY Act would add "digital commodities" to the list of assets that are commodity interests under the CEA. The CLARITY Act could give the CFTC greater power to regulate the spot digital asset market. It is possible that, if the legislation is passed, it could require the Trust, the Sponsor, or other service providers to register with the CFTC. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust's ether at a time that is disadvantageous to shareholders. Additionally, ether may be classified by the SEC as a “security” under U.S. federal securities laws. Congress is currently considering legislation, such as the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), which could give the CFTC greater power to regulate the spot digital asset market. It is possible that, if the legislation is passed, it could require the Trust, the Sponsor, or other service providers to register with the CFTC. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to shareholders. The Sponsor and the Fund cannot be certain as to how future regulatory developments will impact the treatment of ether under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Fund. If the Sponsor decides to terminate the Fund in response to the changed regulatory circumstances, the Fund may be terminated or liquidated at a time that is disadvantageous to Shareholders.

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

In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds received subpoenas from the SEC’s Enforcement Division. The SEC also has determined that certain digital assets are securities under the U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face regulatory obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including ether. However, the SEC’s “Crypto Task Force” has indicated that it is re-examining how digital assets are considered “securities” under the federal securities laws and has issued guidance clarifying the status of certain digital assets related activities for this purpose. In addition, the SEC’s Division of Examinations identified digital assets as an examination priority for 2025, noting its intent to focus on the offer, sale, recommendation, advice, trading, and other activities involving digital assets that are offered and sold as securities or related products, such as spot bitcoin or ether ETPs.

The SEC has taken steps to interpret its existing frameworks and authority with respect to digital asset activities. For example, the SEC has previously proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover all digital assets, including ether, and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including ether. The Sponsor is studying the impact that such amendments may have on the Fund and its arrangements with the Ether Custodian and Prime Broker. It is possible that such amendments, if adopted, could prevent the Ether Custodian and Prime Broker from serving as service providers to the Fund, or require potentially significant modifications to existing arrangements under the Custody Agreement and Prime Broker Agreement, which could cause the Fund to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Ether Custodian and Prime Broker currently play, the Fund’s operations (including in relation to creations and redemptions of Creation Units and the holding of ether) could be negatively affected, the Fund could be terminated (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Fund could be affected. It is also possible that Congress could enact new legislation related to digital assets which could have a material impact on the Fund’s operations or the value of ether and the Shares.

For example, legislative or regulatory action that makes it more difficult for investors to gain access to ether or causes certain holders of ether to sell their holdings could have a significant negative impact on the price of ether and therefore the value of the Shares if enacted.

The treatment of the Fund for U.S. federal income tax purposes is uncertain.

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Fund operates as expected, the Fund should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). Assuming that the Fund is a grantor trust, the Fund will not be subject to U.S. federal income tax. Instead, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Fund's assets and a pro rata portion of the Fund's income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

On November 10, 2025, the IRS issued Revenue Procedure 2025-31, providing formal guidance addressing how trusts that qualify as investment trusts under Treas. Reg. § 301.7701-4 (c) and grantor trusts for Federal income tax purposes can engage in digital asset staking without jeopardizing their favorable tax treatment. The Revenue Procedure does not provide a substantive rule of law but does provide a safe harbor for grantor trust that include staking as a permitted activity. The Revenue Procedure provides that if the safe harbor is met, a trust's authorization, pursuant to its trust agreement, to stake its digital assets and the resulting staking of the trust's digital assets do not prevent the trust from qualifying for Federal income tax purposes as a trust classified as an investment trust under Treas. Reg. § 301.7701-4 (c) and as a grantor trust. The Trust may not be able to satisfy all of the requirements of the safe harbor provided in the Revenue Procedure but intends to come as close as possible within the Trust's organizational documents. The Trust is relying upon an opinion of tax counsel concluding that, without regard to the Revenue Procedure, the Trust should be classified as a grantor trust and an investment trust under Treas. Reg. § 301.7701-4 (c).

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

Chief Counsel Memorandum 202316008 clarified that a taxpayer holding a digital asset does not have a realization event solely as the result of a protocol upgrade.

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

As noted above, the Fund does not intend to hold assets other than ether and cash and accordingly, with respect to any airdrop of any non-ether crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not ether, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-ether crypto asset and, in the event that the Fund seeks to change this position, an application would need to be filed with the SEC by Cboe BZX Exchange, the listing exchange, seeking approval to amend its listing rules. For the avoidance of doubt, the only crypto asset to be held by the Fund will be ether; the Fund does not have the ability or intention to hold any other crypto asset, and specific regulatory approval would be required in order to do so.

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

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (as defined under “U.S. Federal Income Tax Consequences” in the Prospectus) would constitute “unrelated business taxable income” (“UBTI”). Tax-exempt Shareholders should consult their tax advisers regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

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

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders (as defined under “U.S. Federal Income Tax Consequences” in the Prospectus) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

The receipt, distribution and/or sale of the alternative ether may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S., tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Chief Counsel Memorandum 202316008 clarified that a taxpayer holding a digital asset does not have a realization event solely as the result of a protocol upgrade.

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

●
the Sponsor is responsible for allocating its own limited resources (including the time and attention of management and business development) among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●
the Sponsor and its staff also service affiliates of the Sponsor and their respective clients, and may also service other digital asset investment vehicles (including serving as the sponsor of other digital asset related exchange-traded products such as the Franklin Bitcoin ETF, Franklin Crypto Index ETF, Franklin XRP ETF, and Franklin Solana ETF), and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Fund;

●
the Sponsor’s trading decisions for the Fund may be influenced by the effect they would have on the on the other funds and accounts it manages;

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

●
The Sponsor’s and its affiliates’ positions on changes that should be adopted in various digital asset networks could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of a digital asset held by the Fund, the Sponsor’s and its affiliates’ positions regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund;

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

The Prime Broker and Ether Custodian are both affiliates of Coinbase Global. By virtue of the leading market position and cryptoasset custodian capabilities of Coinbase Global, and the relatively limited number of institutionally-capable providers of cryptoasset brokerage and custody services, Coinbase serves as the Ether Custodian and prime execution agent for several competing exchange-traded ether products. Therefore, Coinbase has a critical role in supporting the U.S. spot ether exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Fund, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

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

Assessment of Cybersecurity Risks

As of March 31, 2026, cybersecurity risks have not materially affected the Trust’s or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on the Trust’s or the Fund’s operations, including the ability to achieve the investment objective, results of operations, or financial condition.

Item 2.
Properties

None.

Item 3.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of June 29, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)
Franklin Ethereum ETF Shares are listed on the Cboe BZX Exchange under the symbol “EZET” and have been listed since July 23, 2024. As of March 31, 2026, there were approximately 63 DTC participating shareholders of record of the Trust. Because most of the Trust's Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 1 Creation Unit (comprising 50,000 Shares) during the quarter ended March 31, 2026. The following table summarizes the redemptions by the Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price per Share

January 1, 2026 - January 31, 2026	-	$-
February 1, 2026 - February 28, 2026	-	-
March 1, 2026 - March 31, 2026	50,000	16.11

Item 6.
[Reserved]

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Fund, included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 1A. Risk Factors, and other parts of this Form 10-K. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Ethereum ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

The Fund issues and redeems Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Fund but the Shares are listed and traded on the Exchange under the ticker symbol “EZET”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Ethereum as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. The Sponsor Fees accrued for the fiscal year ended March 31, 2026 were $108,260. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

The Fund is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Index price. In determining the NAV of the Trust on any business day, the Administrator will calculate the price of the ether held by the Trust as of 4:00 PM ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s ether using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s ether is carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 11:59:59 PM, ET on the valuation date (the “Principal Market Price”). The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

The Sponsor identifies and determines the Fund's principal market (or in the absence of a principal market, the most advantageous market) for ether consistent with the application of fair value measurement framework in FASB ASC 820-10. The principal market is the market where the reporting entity would normally enter into a transaction to sell the asset or transfer the liability. The principal market must be available to and be accessible to the reporting entity. The reporting entity is the Trust, on behalf of the Fund. Under ASC 820-10, a principal market is generally the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will generally be based on the market with the greatest volume and level of activity that can be accessed.

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

Discussion of Operations (Financing Activities)

On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on July 23, 2024.

At March 31, 2026, the Custodian held 20,095.4606 ether on behalf of the Fund, with a market value of $42,237,443 (cost: $69,199,790) based on the Principal Market Price at the March 31, 2026 fiscal year end.

At March 31, 2025, the Custodian held 11,780.2062 ether on behalf of the Fund, with a market value of $21,614,322 (cost: $37,851,948) based on the Principal Market Price at the March 31, 2025 fiscal year end.

Results of Operations for the Year Ended March 31, 2026

For the year ended March 31, 2026, 2,850,000 Shares were issued in exchange for 21,636.6183 ether and 1,750,000 Shares were redeemed in exchange for 13,282.9028 ether. The Fund’s NAV per Share began the period at $13.94 and ended the period at $15.94. The 14.32% increase in the Fund's NAV from $13.94 at March 31, 2025 to $15.94 at March 31, 2026 is primarily related to the 14.55% increase in the price of ether. The Fund’s NAV increased slightly less than the price of ether on a percentage basis due to the Sponsor’s fee of $108,260 for the period.

Net realized and unrealized loss on investment in ether for the period ended March 31, 2026, was approximately $7,978,098 which includes a net realized gain on investment in ether of $2,746,623 and net change in unrealized depreciation on investment in ether of approximately $10,724,721. Net realized and unrealized loss on investment in ether for the period was driven by ether price appreciation from $1,834.80 per ether as of March 31, 2025 to $2,101.84 per ether as of March 31, 2026. Net decrease in net assets resulting from operations was approximately $8,086,358 for the period ended March 31, 2026, which consisted of the net realized and unrealized loss on investment in ether of $7,978,098 and net Sponsor Fee of $108,260. Net assets increased to approximately $42,230,665 on March 31, 2026. The increase in net assets primarily resulted from the aforementioned ether price movement and net capital share transactions of approximately $28,711,625.

Results of Operations for the period July 23, 2024 (Date of commencement of operations) to March 31, 2025

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

The Fund will sell ether on an as-needed basis to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

Off-Balance Sheet Arrangements

At March 31, 2026 and 2025, the Fund as well as the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Ether

As movements in the price of Ether are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of Ether. Past movements in the Ether price are not indicators of future movements.

The following chart shows movements in the price of Ether based on the CME CF Ether-Dollar Reference Rate – New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2025 to March 31, 2026.

The average, high, low and end-of-period Ether prices based on the CME CF Ether-Dollar Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2025 to March 31, 2026	3,006.90	4,819.79	August 22, 2025	1,464.92	April 8, 2025	2,097.12	March 31, 2026

(1)
The end of period Ether price is the CME CF Ether-Dollar Reference Rate - New York Variant on the last business day of the period.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund. This means that the Sponsor does not sell ether at times when its price is high or acquire ether at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective. The investment objective of the Fund is to seek to reflect generally the performance of the price of ether before payment of the Fund's expenses and liabilities. Fluctuations in the price of ether will affect the value of the Fund's shares.

Item 8.
Financial Statements and Supplementary Data

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended June 30, September 30, December 31, 2025 and the three-month period and year ended March 31, 2026:

	Three Months ended June 30, 2025	Three Months ended September 30, 2025	Three Months ended December 31, 2025	Three Months ended March 31, 2026	Year ended March 31, 2026
Net investment income (loss)	$(13,393)	$(36,550)	$(35,569)	$(22,748)	$(108,260)
Net realized and change in unrealized gain (loss)	7,200,320	26,892,862	(24,485,232)	(17,586,048)	(7,978,098)
Net increase (decrease) in net assets resulting from operations	7,186,927	26,856,312	(24,520,801)	(17,608,796)	(8,086,358)
Net increase (decrease) in Principal Market NAV	$4.25	$10.56	$(8.67)	$(6.65)	$(3.33)

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust's and the Fund's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust's and the Fund's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust's and the Fund's receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust's and the Fund's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and the Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust's and the Fund's internal control over financial reporting as of March 31, 2026. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control --Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust's and the Fund's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, Management, including the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that the Trust and the Fund maintained effective internal control over financial reporting as of March 31, 2026.

This Annual Report does not include an attestation report of the registrant's registered public accounting firm due to an exemption established by rules of the SEC.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Item 9B.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2026.

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

David Mann – President and Chief Executive Officer

Christopher Kings – Chief Financial Officer

Christopher Berarducci – Chief Accounting Officer and Treasurer

Todd Mathias – Vice President

Julie Patel – Vice President and Secretary

Navid Tofigh – Vice President and Assistant Secretary

Lindsey Hicks – Assistant Treasurer

Ajay Narayan – Assistant Treasurer

Jeff White – Assistant Treasurer

The Trust does not have a code of ethics or insider trading policy governing the purchase, sale and other disposition of the Trust’s and/or the Fund’s investments as it does not have any directors, officers, or employees.

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

c.)
Not applicable.

Item 13.
Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.
Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), which were paid by the Sponsor from the Sponsor fee, for the years ended March 31, 2026 and 2025, were:

	2026	2025*
Audit fees	$108,675	$120,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$108,675	$120,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No	Description of Exhibit

1.1	Seed Capital Investor Subscription Agreement is incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on July 17, 2024.

1.2	Seed Capital Investor Agreement is incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on July 17, 2024.

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on February 12, 2024.

4.1	Amended and Restated Agreement and Declaration of Trust is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

4.3(1)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

5.1	Opinion of Stradley Ronon Stevens & Young, LLP as to legality is incorporated by reference to Exhibit 5.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on July 17, 2024.

8.1	Opinion of Stradley Ronon Stevens & Young, LLP as to tax matters is incorporated by reference to Exhibit 8.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on July 17, 2024.

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on June 21, 2024.

10.3	Coinbase Custody Custodial Services Agreement (included in Exhibit 10.1).

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.5	Fund Administration and Accounting Agreement with the Administrator is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.6	Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

19.1(1)	Code of Ethics and Business Conduct

23.2	Consents of Stradley Ronon Stevens & Young, LLP (included in Exhibits 5.1 and 8.1).

24.1	Powers of Attorney (included in signature page to initial Form S-1 filed on February 12, 2024).

31.1(1)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2(1)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)
32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

97.1(1)	Compensation Recovery Policy

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

“Declaration of Trust” — The Agreement and Declaration of Trust, as amended, dated as of May 30, 2024, among the Sponsor, the Trust and the Trustee.

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

“gwei” - Fractions of an ether smaller than 0.0000000001.

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

“Sponsor” — Franklin Holdings, LLC, an indirect subsidiary of Franklin Resources, Inc.

“Sponsor’s Fee” — The fees of the Sponsor accrues daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a six-month period commencing on the day the Shares are initially listed on the Exchange to January 31, 2025, the Sponsor waived the entire Sponsor's Fee on the first $10.0 billion of the Fund's assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Sponsor’s website for the Fund.

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

“VWAP” - Volume Weight Average Prices.

“VWMP” - Volume Weight Median Prices.

Franklin ETHEREUM ETF
Franklin Ethereum Trust

index to financial statements

Page
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Ethereum Trust	F-2

Combined Statements of Assets and Liabilities at March 31, 2026 and March 31, 2025 for Franklin Ethereum Trust	F-3

Combined Schedules of Investments at March 31, 2026 and March 31, 2025 for Franklin Ethereum Trust	F-4

Combined Statements of Operations for the year ended March 31, 2026 and the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025 for Franklin Ethereum Trust	F-5

Combined Statements of Cash Flows for the year ended March 31, 2026 and the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025 for Franklin Ethereum Trust	F-6

Combined Statements of Changes in Net Assets for the year ended March 31, 2026 and the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025 for Franklin Ethereum Trust	F-7

Notes to the Combined Financial Statements for Franklin Ethereum Trust	F-8

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Ethereum ETF	F-15

Statements of Assets and Liabilities at March 31, 2026 and March 31, 2025 for Franklin Ethereum ETF	F-16

Schedules of Investments at March 31, 2026 and March 31, 2025 for Franklin Ethereum ETF	F-17

Statements of Operations for the year ended March 31, 2026 and the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025 for Franklin Ethereum ETF	F-18

Statements of Cash Flows for the year ended March 31, 2026 and the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025 for Franklin Ethereum ETF	F-19

Statements of Changes in Net Assets for the year ended March 31, 2026 and the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025 for Franklin Ethereum ETF	F-20

Notes to Financial Statements for Franklin Ethereum ETF	F-21

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Ethereum Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments, of Franklin Ethereum Trust and Franklin Ethereum ETF (the “Trust”) as of March 31, 2026 and 2025, and the related combined statements of operations, cash flows and changes in net assets for the year ended March 31, 2026 and for the period July 23, 2024 (date of commencement of operations) through March 31, 2025, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2026 and 2025, and the results of its operations, its cash flows and changes in its net assets for the year ended March 31, 2026 and for the period July 23, 2024 (date of commencement of operations) through March 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 29, 2026

We have served as the Trust’s auditor since 2024.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	March 31, 2025

Assets
Investment in ether, at fair value (a)	$42,237,443	$21,614,322
Total Assets	42,237,443	21,614,322

Liabilities
Sponsor's fee payable	6,778	8,924
Total liabilities	6,778	8,924
Commitments and contingencies (Note 7)

Net Assets	$42,230,665	$21,605,398

Shares issued and outstanding (b)	2,650,000	1,550,000
Net asset value per Share	$15.94	$13.94

(a)
Cost of investments in ether: $69,199,790 at March 31, 2026 and $37,851,948 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the combined financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED SCHEDULES OF INVESTMENTS

March 31, 2026	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	20,095.4606	$69,199,790	$42,237,443	100.02%
Total investments		$69,199,790	$42,237,443	100.02%
Less liabilities			(6,778)	(0.02)%
Net Assets			$42,230,665	100.00%

March 31, 2025	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Less liabilities			(8,924)	(0.04)%
Net Assets			$21,605,398	100.00%

See accompanying notes to the combined financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2026	For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025

Expenses
Sponsor's fee	$108,260	$44,677
Less waiver	-	(35,753)
Total expenses	108,260	8,924
Net investment loss	(108,260)	(8,924)

Net realized and change in unrealized gain (loss) on investment in ether
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	2,746,623	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	(10,724,721)	(16,238,402)
Net realized and change in unrealized gain (loss) on investment in ether	(7,978,098)	(17,233,952)
Net increase (decrease) in net assets resulting from operations	(8,086,358)	(17,242,876)
Net increase (decrease) in net assets per Share(a)(b)	$(3.33)	$(10.85)

(a)
Net increase (decrease) in net Assets per Share based on average shares outstanding during the period.
(b)
The change in Financial highlights may not agree with Net increase (decrease) in net assets per Share because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the combined financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2026	For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(8,086,358)	$(17,242,876)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(75,689,578)	(42,553,442)
Sales of ether	47,088,359	6,326,233
Net realized (gain) loss on investment in ether	(2,746,623)	995,550
Net change in unrealized (appreciation) depreciation on investment in ether	10,724,721	16,238,402
Change in operating assets and liabilities:
Sponsor's fee payable	(2,146)	8,924
Net cash provided by (used in) operating activities	$(28,711,625)	$(36,227,209)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	75,689,578	42,553,442
Payments on Shares redeemed	(46,977,953)	(6,326,233)
Net cash provided by (used in) financing activities	$28,711,625	$36,227,209

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the combined financial statements.

FRANKLIN ETHEREUM TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended March 31, 2026	For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025^

Net assets, beginning of period	$21,605,398	$2,621,065
Net investment loss	(108,260)	(8,924)
Net realized gain (loss) on investment in ether	2,746,623	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	(10,724,721)	(16,238,402)
Net increase (decrease) in net assets resulting from operations	$(8,086,358)	$(17,242,876)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	75,689,578	42,553,442
Distributions for Shares redeemed	(46,977,953)	(6,326,233)
Net increase (decrease) in net assets from capital share transactions	28,711,625	36,227,209
Net assets, end of period	$42,230,665	$21,605,398

See accompanying notes to the combined financial statements.

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

FRANKLIN ETHEREUM TRUST
NOTES TO THE COMBINED FINANCIAL STATEMENTS

1.
ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying combined financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Ethereum ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest and ownership of in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund. This means that the Sponsor does not sell ether at times when its price is in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

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

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

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

The fiscal year end of the Trust and the Fund is March 31st.

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

The accompanying audited financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

2.3.
Valuation of Ether

The Trust’s financial statements are prepared in accordance with GAAP for annual financial information. Ether is priced at 11:59:59PM ET. With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

As of March 31, 2026 and March 31, 2025, the value of the ether held by the Fund was categorized as Level 1.

2.4.
Fees, Expenses, and Realized Gains (Losses)

The Trust’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Ether Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the year ended March 31, 2026, the Fund recognized the Sponsor’s Fee of $108,260.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Ethereum network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2026 and 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability. March 31, 2026 and 2025 tax years remain open for examination. There were no examinations in progress at period end.

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

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of ether and the trading price of the Shares on the Cboe BZX Exchange at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the year from April 1, 2025 to March 31, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	2,850,000	75,689,578
Redemption of Shares	(1,750,000)	(46,977,953)
Balance at March 31, 2026	2,650,000	$67,559,123

Changes in the Shares for the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025 are as follows:

	Shares	Amount#
Balance at July 23, 2024 (Date of commencement of operations)	100,000	$2,620,289
Creation of Shares	1,750,000	42,553,442
Redemption of Shares	(300,000)	(6,326,233)
Balance at March 31, 2025	1,550,000	$38,847,498

#
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units.

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the year from April 1, 2025 to March 31, 2026:

	Quantity of ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	21,636.6183	75,689,578
Ether sold for the redemption of Shares	(13,282.9028)	(46,977,953)
Principal on ether sales to pay expenses	(38.4611)	(110,406)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	-	2,746,623
Net change in unrealized appreciation (depreciation) on investments in ether	-	(10,724,721)
Balance at March 31, 2026	20,095.4606	$42,237,443

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025:

	Quantity of ether	Amount in US$
Balance at July 23, 2024 (Date of commencement of operations)	760.0000	$2,621,065 ^
Ether purchased for the creation of Shares	13,300.0000	42,553,442
Ether sold for the redemption of Shares	(2,279.7938)	(6,326,233)
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	-	(995,550)
Net change in unrealized appreciation (depreciation) on investments in ether	-	(16,238,402)
Balance at March 31, 2025	11,780.2062	$21,614,322

^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units.

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, no shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only ether and cash, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Fund. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which in many cases are largely unregulated and substantially less regulated relative to securities markets; and forks in the Ethereum network, among other things.

6.
COMBINED FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2026	For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025

Net asset value per Share, beginning of year	$13.94	$26.21	(a)
Net investment loss(b)	(0.04)	(0.01)
Net realized and unrealized gain (loss) on investment in ether(c)	2.04	(12.26)
Net change in net assets from operations	2.00	(12.27)
Net asset value per Share, end of year	$15.94	$13.94

Total return, at net asset value(e)	14.35%	(46.81	)%(d)

Ratio to average net assets
Net investment loss	(0.19)%	(0.04	)%(f)
Gross expenses	0.19%	0.19	%(f)
Net expenses	0.19%	0.04	%(f)

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

(b)
Calculated using average Shares outstanding

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

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Ethereum Trust and Shareholders of Franklin Ethereum ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Franklin Ethereum ETF (the "Fund") as of March 31, 2026 and 2025, and the related statements of operations, cash flows and changes in net assets for the year ended March 31, 2026 and for the period July 23, 2024 (date of commencement of operations) through March 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2026 and 2025, and the results of its operations, its cash flows and changes in its net assets for the year ended March 31, 2026 and for the period July 23, 2024 (date of commencement of operations) through March 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 29, 2026

We have served as the Fund’s auditor since 2024.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	March 31, 2025

Assets
Investment in ether, at fair value (a)	$42,237,443	$21,614,322
Total Assets	42,237,443	21,614,322

Liabilities
Sponsor's fee payable	6,778	8,924
Total liabilities	6,778	8,924
Commitments and contingencies (Note 7)

Net Assets	$42,230,665	$21,605,398

Shares issued and outstanding (b)	2,650,000	1,550,000
Net asset value per Share	$15.94	$13.94

(a)
Cost of investments in ether: $69,199,790 at March 31, 2026 and $37,851,948 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
SCHEDULES OF INVESTMENTS

March 31, 2026	Quantity of ether		Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether		20,095.4606	$69,199,790	$42,237,443	100.02%
Total investments	$		$69,199,790	42,237,443	100.02%
Less liabilities				(6,778)	(0.02)%
Net Assets				$42,230,665	100.00%

March 31, 2025	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	11,780.2062	$37,851,948	$21,614,322	100.04%
Total investments	11,780.2062	$37,851,948	$21,614,322	100.04%
Less liabilities			(8,924)	(0.04)%
Net Assets			$21,605,398	100.00%

See accompanying notes to the financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2026	For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025

Expenses
Sponsor's fee	$108,260	$44,677
Less waiver	-	(35,753)
Total expenses	108,260	8,924
Net investment loss	(108,260)	(8,924)

Net realized and change in unrealized gain (loss) on investment in ether
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	2,746,623	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	(10,724,721)	(16,238,402)
Net realized and change in unrealized gain (loss) on investment in ether	(7,978,098)	(17,233,952)
Net increase (decrease) in net assets resulting from operations	(8,086,358)	(17,242,876)
Net increase (decrease) in net assets per Share(a)(b)	$(3.33)	$(10.85)

See accompanying notes to the financial statements.

(a)
Net increase (decrease) in net Assets per Share based on average shares outstanding during the period.
(b)
The change in Financial highlights may not agree with Net increase (decrease) in net assets per Share because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2026	For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(8,086,358)	$(17,242,876)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(75,689,578)	(42,553,442)
Sales of ether	47,088,359	6,326,233
Net realized (gain) loss on investment in ether	(2,746,623)	995,550
Net change in unrealized (appreciation) depreciation on investment in ether	10,724,721	16,238,402
Change in operating assets and liabilities:
Sponsor's fee payable	(2,146)	8,924
Net cash provided by (used in) operating activities	(28,711,625)	$(36,227,209)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	75,689,578	42,553,442
Payments on Shares redeemed	(46,977,953)	(6,326,233)
Net cash provided by (used in) financing activities	$28,711,625	$36,227,209

Cash
Net increase in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended March 31, 2026	For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025^

Net assets, beginning of period	$21,605,398	$2,621,065
Net investment loss	(108,260)	(8,924)
Net realized gain (loss) on investment in ether	2,746,623	(995,550)
Net change in unrealized appreciation (depreciation) on investment in ether	(10,724,721)	(16,238,402)
Net increase (decrease) in net assets resulting from operations	$(8,086,358)	$(17,242,876)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	75,689,578	42,553,442
Distributions for Shares redeemed	(46,977,953)	(6,326,233)
Net increase (decrease) in net assets from capital share transactions	28,711,625	36,227,209
Net assets, end of period	$42,230,665	$21,605,398

See accompanying notes to the financial statements.

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

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
NOTES TO FINANCIAL STATEMENTS

1.
ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of an Amended and Restated Agreement and Declaration of Trust dated as of May 30, 2024 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Ethereum ETF (the “Fund”). The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund seeks to reflect generally the performance of the price of ether before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in ether relative to acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in ether by providing an investment with a value that reflects the price of the ether owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in ether. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in ether. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the ether held by the Fund. This means that the Sponsor does not sell ether at times when its price is in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

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

The Fund is an “emerging growth company” as that term is used in the the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

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

The fiscal year end of the Trust and the Fund is March 31st.

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

The accompanying audited financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial statements for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Combined financial statements for the Trust, as registrant, and the Fund are presented separately within this report.

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

2.3.
Valuation of Ether

The Fund’s financial statements are prepared in accordance with GAAP for annual financial information. Ether is priced at 11:59:59PM ET. With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

As of March 31, 2026 and March 31, 2025, the value of the ether held by the Fund was categorized as Level 1.

2.4.
Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Ether Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period from July 23, 2024 (the day the Shares were initially listed on the Exchange) to January 31, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the year ended March 31, 2026, the Fund accrued the Sponsor’s Fee of $108,260.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2026 and 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability. March 31, 2026 and 2025 tax years remain open for examination. There were no examinations in progress at period end.

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

The Authorized Participants will deliver only cash to create Shares and will receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive ether as part of the creation or redemption process or otherwise direct the Fund or a third-party with respect to purchasing, holding, delivering, or receiving ether as part of the creation or redemption process. The Fund will create Shares by receiving ether from a third-party that is not the Authorized Participant and the Fund --not the Authorized Participant --is responsible for selecting the third-party to deliver the ether. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the delivery of the ether to the Fund or acting at the direction of the Authorized Participant with respect to the delivery of the ether to the Fund. The Fund will redeem shares by delivering ether to a third-party that is not the Authorized Participant and the Fund --not the Authorized Participant --is responsible for selecting the third-party to receive the ether. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the receipt of the ether from the Fund or acting at the direction of the Authorized Participant with respect to the receipt of the ether from the Fund. The third-party will be unaffiliated with the Fund and the Sponsor.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of ether and the trading price of the Shares on the Cboe BZX Exchange at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the year from April 1, 2025 to March 31, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	2,850,000	75,689,578
Redemption of Shares	(1,750,000)	(46,977,953)
Balance at March 31, 2026	2,650,000	$67,559,123

Changes in the Shares for the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025 are as follows:

	Shares	Amount#
Balance at July 23, 2024 (Date of commencement of operations)	100,000	$2,620,289	^
Creation of Shares	1,750,000	42,553,442
Redemption of Shares	(300,000)	(6,326,233)
Balance at March 31, 2025	1,550,000	$38,847,498

#
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units.

3.
INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the year from April 1, 2025 to March 31, 2026:

	Quantity of ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	21,636.6183	75,689,578
Ether sold for the redemption of Shares	(13,282.9028)	(46,977,953)
Principal on ether sales to pay expenses	(38.4611)	(110,406)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	-	2,746,623
Net change in unrealized appreciation (depreciation) on investments in ether	-	(10,724,721)
Balance at March 31, 2026	20,095.4606	$42,237,443

The following represents the changes in quantity of ether held and the respective fair value during the period from July 23, 2024 (Date of commencement of operations) to March 31, 2025:

	Quantity of ether	Amount in US$
Balance at July 23, 2024 (Date of commencement of operations)	760.0000	$2,621,065 ^
Ether purchased for the creation of Shares	13,300.0000	42,553,442
Ether sold for the redemption of Shares	(2,279.7938)	(6,326,233)
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	-	(995,550)
Net change in unrealized appreciation (depreciation) on investments in ether	-	(16,238,402)
Balance at March 31, 2025	11,780.2062	$21,614,322

^
On May 21, 2024, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on May 21, 2024. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On June 27, 2024, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 380 ether per Creation Unit (or 0.0076 ether per Share), for a total of 760 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 760 ether at the price of $3,446.37 per ether on June 27, 2024 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to ether, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,619,241.20 (an amount representing 760 ether). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units.

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, no shares of the Fund were held by a related party.

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

6.
FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2026	For the period July 23, 2024 (Date of commencement of operations) through March 31, 2025

Net asset value per Share, beginning of year	$13.94	$26.21	(a)
Net investment loss(b)	(0.04)	(0.01)
Net realized and unrealized gain (loss) on investment in ether(c)	2.04	(12.26)
Net change in net assets from operations	2.00	(12.27)
Net asset value per Share, end of year	$15.94	$13.94

Total return, at net asset value(e)	14.35%	(46.81	)%(d)

Ratio to average net assets
Net investment loss	(0.19)%	(0.04	)%(f)
Gross expenses	0.19%	0.19	%(f)
Net expenses	0.19%	0.04	%(f)

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
(b)
Calculated using average Shares outstanding
(c)
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

Franklin Holdings, LLC
Sponsor of Franklin Ethereum Trust (Registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Christopher Kings
Christopher Kings*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: June 29, 2026

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.