Form 10-Q
period 2026-06-30
Franklin Ethereum Trust
filed 2026-08-14
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 2,700,000 outstanding shares as of August 3, 2026.

Documents Incorporated by Reference: None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for ether and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

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

●
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

●
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;

●
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

●
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

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN ETHEREUM ETF
FRANKLIN ETHEREUM TRUST

FRANKLIN ETHEREUM TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026
Assets
Investment in ether, at fair value(a)	$32,599,873	$42,237,443
Total assets	32,599,873	42,237,443

Liabilities
Sponsor’s fee payable	5,412	6,778
Total liabilities	5,412	6,778
Commitments and contingent liabilities (Note 7)
Net assets	$32,594,461	$42,230,665

Shares issued and outstanding(b)	2,700,000	2,650,000
Net asset value per Share	$12.07	$15.94

(a)
Cost of investment in ether: $69,224,878 at June 30, 2026 and $69,199,790 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Combined Schedules of Investments (Unaudited)

June 30, 2026
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	20,464.3242	$69,224,878	$32,599,873	100.02%
Total investments	20,464.3242	$69,224,878	$32,599,873	100.02%
Less liabilities			(5,412)	(0.02)%
Net assets			$32,594,461	100.00%

March 31, 2026
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	20,095.4606	$69,199,790	$42,237,443	100.02%
Total investments	20,095.4606	$69,199,790	$42,237,443	100.02%
Less liabilities			(6,778)	(0.02)%
Net assets			$42,230,665	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Expenses
Sponsor’s fee	$19,638	$13,393
Less waiver	–	–
Total expenses	19,638	13,393
Net investment loss	(19,638)	(13,393)

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	(945,762)	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	(9,662,658)	8,944,706
Net realized and change in unrealized gain (loss) on investment in ether	(10,608,420)	7,200,320
Net increase (decrease) in net assets resulting from operations	$(10,628,058)	$7,186,927
Net increase (decrease) in net assets per Share(a)	$(3.98)	$4.25

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(10,628,058)	$7,186,927
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(2,670,357)	(8,115,719)
Sales of ether	1,699,507	1,793,498
Net realized gain (loss) on investment in ether	945,762	1,744,386
Net change in unrealized appreciation (depreciation) on investment in ether	9,662,658	(8,944,706)
Change in operating assets and liabilities:
Sponsor’s fee payable	(1,366)	4,466
Net cash provided by (used in) operating activities	$(991,854)	$(6,331,148)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	2,670,357	8,115,719
Payments on Shares redeemed	(1,678,503)	(1,784,571)
Net cash provided by (used in) financing activities	991,854	6,331,148

Cash
Net increase in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net assets, beginning of period	$42,230,665	$21,605,398
Net investment loss	(19,638)	(13,393)
Net realized gain (loss) on investment in ether	(945,762)	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	(9,662,658)	8,944,706
Net increase (decrease) in net assets resulting from operations	(10,628,058)	7,186,927
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	2,670,357	8,115,719
Distributions for Shares redeemed	(1,678,503)	(1,784,571)
Net increase (decrease) in net assets from capital share transactions	991,854	6,331,148
Net assets, end of period	$32,594,461	$35,123,473

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Notes to the Combined Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of Second Amended and Restated Agreement and Declaration of Trust dated as of August 7, 2026 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying combined financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Ethereum ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Ether Custodian is responsible for safekeeping the ether owned by the Fund. The Ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Ether Custodian, is the Fund’s Prime Broker (“Prime Broker”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units may be issued and redeemed in exchange for an amount of ether and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at June 30, 2026 and March 31, 2026 and the Combined Statements of Operations, Combined Statements of Cash Flows and Combined Statements of Changes in Net Assets for the periods ended June 30, 2026 and June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

2.3.
Valuation of Ether

The Trust’s financial statements are prepared in accordance with GAAP for interim financial information. Ether is priced at 11:59:59 PM ET. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as “Principal Market Price.” With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

As of June 30, 2026 and March 31, 2026, the value of the ether held by the Fund was categorized as Level 1.

2.4.
Fees, Expenses and Realized Gains (Losses)

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $19,638.

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

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026 and March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7.
Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units may be issued and redeemed in exchange for an amount of ether and/or cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	2,650,000	$67,559,123
Creation of Shares	150,000	2,670,357
Redemption of Shares	(100,000)	(1,678,503)
Balance at June 30, 2026	2,700,000	$68,550,977

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	450,000	8,115,719
Redemption of Shares	(150,000)	(1,784,571)
Balance at June 30, 2025	1,850,000	$45,178,646

#
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter April 1, 2026 to June 30, 2026:

	Quantity of Ether	Amount in US$
Balance at April 1, 2026	20,095.4606	$42,237,443
Ether purchased for the creation of Shares	1,137.1708	2,670,357
Ether sold for the redemption of Shares	(758.1693)	(1,678,503)
Principal on ether sales to pay expenses	(10.1379)	(21,004)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	-	(945,762)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(9,662,658)
Balance at June 30, 2026	20,464.3242	$32,599,873

The following represents the changes in quantity of ether held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Quantity of Ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	3,417.9518	8,115,719
Ether sold for the redemption of Shares	(1,139.3693)	(1,784,571)
Principal on ether sales to pay expenses	(5.7860)	(8,927)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	-	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	-	8,944,706
Balance at June 30, 2025	14,053.0027	$35,136,863

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

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor out of the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026, no shares of the Fund were held by a related party.

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

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net asset value per Share, beginning of period	$15.94	$13.94
Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in ether(b)	(3.86)	5.06
Net change in net assets from operations	(3.87)	5.05
Net asset value per Share, end of period	$12.07	$18.99

Total return, at net asset value(c)	(24.28)%	36.23%

Ratio to average net assets(d)
Net investment loss	(0.19)%	(0.19)%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.19%

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
Annualized.

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

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026
Assets
Investment in ether, at fair value(a)	$32,599,873	$42,237,443
Total assets	32,599,873	42,237,443

Liabilities
Sponsor’s fee payable	5,412	6,778
Total liabilities	5,412	6,778
Commitments and contingent liabilities (Note 7)
Net assets	$32,594,461	$42,230,665

Shares issued and outstanding(b)	2,700,000	2,650,000
Net asset value per Share	$12.07	$15.94

(a)
Cost of investment in ether: $69,224,878 at June 30, 2026 and $69,199,790 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Schedules of Investments (Unaudited)

June 30, 2026
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	20,464.3242	$69,224,878	$32,599,873	100.02%
Total investments	20,464.3242	$69,224,878	$32,599,873	100.02%
Less liabilities			(5,412)	(0.02)%
Net assets			$32,594,461	100.00%

March 31, 2026
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	20,095.4606	$69,199,790	$42,237,443	100.02%
Total investments	20,095.4606	$69,199,790	$42,237,443	100.02%
Less liabilities			(6,778)	(0.02)%
Net assets			$42,230,665	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Expenses
Sponsor’s fee	$19,638	$13,393
Less waiver	–	–
Total expenses	19,638	13,393
Net investment loss	(19,638)	(13,393)

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	(945,762)	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	(9,662,658)	8,944,706
Net realized and change in unrealized gain (loss) on investment in ether	(10,608,420)	7,200,320
Net increase (decrease) in net assets resulting from operations	$(10,628,058)	$7,186,927
Net increase (decrease) in net assets per Share(a)	$(3.98)	$4.25

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(10,628,058)	$7,186,927
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(2,670,357)	(8,115,719)
Sales of ether	1,699,507	1,793,498
Net realized gain (loss) on investment in ether	945,762	1,744,386
Net change in unrealized appreciation (depreciation) on investment in ether	9,662,658	(8,944,706)
Change in operating assets and liabilities:
Sponsor’s fee payable	(1,366)	4,466
Net cash provided by (used in) operating activities	$(991,854)	$(6,331,148)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	2,670,357	8,115,719
Payments on Shares redeemed	(1,678,503)	(1,784,571)
Net cash provided by (used in) financing activities	991,854	6,331,148

Cash
Net increase in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net assets, beginning of period	$42,230,665	$21,605,398
Net investment loss	(19,638)	(13,393)
Net realized gain (loss) on investment in ether	(945,762)	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	(9,662,658)	8,944,706
Net increase (decrease) in net assets resulting from operations	(10,628,058)	7,186,927
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	2,670,357	8,115,719
Distributions for Shares redeemed	(1,678,503)	(1,784,571)
Net increase (decrease) in net assets from capital share transactions	991,854	6,331,148
Net assets, end of period	$32,594,461	$35,123,473

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Notes to Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of Second Amended and Restated Agreement and Declaration of Trust dated as of August 7, 2026 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Ethereum ETF (the “Fund”). Separate financial statements and accompanying notes are provided for the Trust, as registrant, on a combined basis with the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Ether Custodian is responsible for safekeeping the ether owned by the Fund. The Ether Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Ether Custodian, is the Fund’s Prime Broker (“Prime Broker”). CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units may be issued and redeemed in exchange for an amount of ether and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Fund is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The accompanying Statements of Assets and Liabilities and Schedules of Investments at June 30, 2026 and March 31, 2026 and the Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets for the periods ended June 30, 2026 and June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial statements and accompanying notes for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

2.3.
Valuation of Ether

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Ether is priced at 11:59:59 PM ET. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as “Principal Market Price.” With respect to the Fund’s ether holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for ether as of the Fund’s financial statement measurement date.

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

As of June 30, 2026 and March 31, 2026, the value of the ether held by the Fund was categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $19,638.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Ethereum network fees and similar transaction fees that qualify as extraordinary or non- routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Ether Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund's organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell ether to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell ether to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of ether represented by each Share.

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

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026 and March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7.
Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units may be issued and redeemed in exchange for an amount of ether and/or cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	2,650,000	$67,559,123
Creation of Shares	150,000	2,670,357
Redemption of Shares	(100,000)	(1,678,503)
Balance at June 30, 2026	2,700,000	$68,550,977

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	450,000	8,115,719
Redemption of Shares	(150,000)	(1,784,571)
Balance at June 30, 2025	1,850,000	$45,178,646

#
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter April 1, 2026 to June 30, 2026:

	Quantity of Ether	Amount in US$
Balance at April 1, 2026	20,095.4606	$42,237,443
Ether purchased for the creation of Shares	1,137.1708	2,670,357
Ether sold for the redemption of Shares	(758.1693)	(1,678,503)
Principal on ether sales to pay expenses	(10.1379)	(21,004)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	-	(945,762)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(9,662,658)
Balance at June 30, 2026	20,464.3242	$32,599,873

The following represents the changes in quantity of ether held and the respective fair value during the quarter April 1, 2025 to  June 30, 2025 :

	Quantity of Ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	3,417.9518	8,115,719
Ether sold for the redemption of Shares	(1,139.3693)	(1,784,571)
Principal on ether sales to pay expenses	(5.7860)	(8,927)
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	-	(1,744,386)
Net change in unrealized appreciation (depreciation) on investment in ether	-	8,944,706
Balance at June 30, 2025	14,053.0027	$35,136,863

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

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor out of the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026, no shares of the Fund were held by a related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net asset value per Share, beginning of period	$15.94	$13.94
Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in ether(b)	(3.86)	5.06
Net change in net assets from operations	(3.87)	5.05
Net asset value per Share, end of period	$12.07	$18.99

Total return, at net asset value(c)	(24.28)%	36.23%

Ratio to average net assets(d)
Net investment loss	(0.19)%	(0.19)%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.19%

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
Annualized.

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to the Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10. SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of Second Amended and Restated Agreement and Declaration of Trust dated as of August 7, 2026. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Ethereum ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues Shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

The Fund issues and redeems Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units may be issued and redeemed in exchange for an amount of ether and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZET.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. The Sponsor’s Fee accrued for the period ended June 30, 2026 were $19,638. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

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

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s ether using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s ether is carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 11:59:59 p.m., ET on the valuation date (the “Principal Market Price”). The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Policies

The Trust’s and the Fund’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s and the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s and the Trust’s application of accounting policies. A description of the valuation of Ether, a critical accounting policy that is important to understanding the results of operations and financial position of the Trust and the Fund is presented in the Trust’s Annual Report on Form 10-K in the section entitled “Calculation of NAV, Valuation of Ether and The CF Benchmarks Index.” In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Discussion of Operations

At June 30, 2026, the Custodian held 20,464.3242 ether on behalf of the Fund, with a market value of $32,599,873 (cost: $69,224,878) based on the Principal Market Price at quarter end.

Results of Operations for the quarter ended June 30, 2026

For the three months ended June 30, 2026, 150,000 Shares were issued in exchange for 1,137.1708 ether and 100,000 Shares were redeemed in exchange for 758.1693 ether. The Fund’s NAV per Share began the period at $15.94 and ended the period at $12.07. The 24.28% decrease in the Fund's NAV from $15.94 at March 31, 2026 to $12.07 at June 30, 2026 is directly related to the 24.21% decrease in the price of ether. The Fund’s NAV decreased slightly more than the price of ether on a percentage basis due to the Sponsor’s fee of $19,638 for the quarter.

Net realized and change in unrealized loss on investment in ether for the three months ended June 30, 2026, was approximately $10,608,420 which includes a net realized loss from ether sold for the redemption of shares and sold to pay expenses of $945,762 and net change in unrealized depreciation on investment in ether of approximately $9,662,658. Net realized and change in unrealized loss on investment in ether for the period was driven by ether price depreciation from $2,101.84 per ether as of March 31, 2026 to $1,593.01 per ether as of June 30, 2026. Net decrease in net assets resulting from operations was approximately $10,628,058 for the three months ended June 30, 2026, which consisted of the net realized and change in unrealized loss on investment in ether of $10,608,420 and the Sponsor Fee of $19,638. Net assets decreased to approximately $32,594,461 on June 30, 2026. The decrease in net assets primarily resulted from the aforementioned ether price movement, net capital share increase of approximately $991,854, and a net decrease resulting from operations of $10,628,058.

Results of Operations for the quarter ended June 30, 2025

At June 30, 2025, the Custodian held 14,053.0027 ether on behalf of the Fund, with a market value of $35,136,863 (cost: $42,429,783) based on the Principal Market Price at quarter end.

For the quarter ended June 30, 2025, 450,000 Shares were issued in exchange for 3,417.9518 ether and 150,000 Shares were redeemed in exchange for 1,145.1553 ether. The Fund’s NAV per Share began the period at $13.94 and ended the period at $18.99. The 36.23% increase in the Fund's NAV from $13.94 at March 31, 2025 to $18.99 at June 30, 2025 is directly related to the 36.27% increase in the price of ether. The Fund’s NAV increased slightly less than the price of ether on a percentage basis due to the Sponsor’s fee of $13,393 for the quarter.

Net realized and change in unrealized gain on investment in ether for the quarter ended June 30, 2025 was approximately $7,200,320, which includes a net realized loss on investment in ether sold for redemptions of $1,744,386 and net change in unrealized appreciation on investment in ether of approximately $8,944,706. Net realized and change in unrealized gain on investment in ether for the period was driven by ether price appreciation from $1,834.80 per ether as of March 31, 2025 to $2,500.31 per ether as of June 30, 2025. Net increase in net assets resulting from operations was approximately $7,186,927 for the quarter ended June 30, 2025, which consisted of the net realized and change in unrealized gain on investment in ether of $7,200,320 offset by the Sponsor’s fee of $13,393. Net assets increased to approximately $35,123,473 on June 30, 2025. The increase in net assets primarily resulted from a net increase resulting from operations of $7,186,927, which was primarily driven by the aforementioned ether price appreciation, and net capital share transactions of approximately $6,331,148.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and March 31, 2026, the Fund as well as the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Ether

As movements in the price of ether are expected to directly affect the price of the Fund’s Shares, it is important for investors to understand and follow movements in the price of Ether. Past movements in the ether price are not indicators of future movements.

The following chart shows movements in the price of ether based on the CME CF Ether-Dollar Reference Rate - New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2026 to June 30, 2026.

The average, high, low and end-of-period ether prices based on the CME CF Ether-Dollar Reference Rate - New York Variant are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2026 to June 30, 2026	2,054.73	2,427.74	April 17, 2026	1,556.20	June 5, 2026	1,576.51	June 30, 2026

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

Item 4.
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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and/or the Fund’s internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 14, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A.
Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2026, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2026 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 2 Creation Units (comprising 100,000 Shares) during the quarter ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	100,000	$16.79
May 1, 2026 – May 31, 2026	-	-
June 1, 2026 - June 30, 2026	-	-

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended June 30, 2026.

Item 6.
Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No	Description of Exhibit

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on February 12, 2024.

4.1(1)	Second Amended and Restated Agreement and Declaration of Trust.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on June 21, 2024.

10.3	Coinbase Custody Custodial Services Agreement (included in Exhibit 10.1).

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.5	Fund Administration and Accounting Agreement with the Administrator is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.6	Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	Inline XBRL Instance Document

101.SCH(1)	Inline XBRL Taxonomy Extension Schema

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File included as Exhibit 101 (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC
Sponsor of the Franklin Ethereum Trust (registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Christopher Kings*
Christopher Kings
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: August 14, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.