Form 10-Q
period 2026-09-30
Franklin Ethereum Trust
filed 2026-11-13
CIK 2011535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or
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

The registrant had 2,650,000 outstanding shares as of November 2, 2026.

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

FRANKLIN ETHEREUM TRUST

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN ETHEREUM ETF

FRANKLIN ETHEREUM TRUST

FRANKLIN ETHEREUM TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	March 31, 2026
Assets
Investment in ether, at fair value(a)	$60,206,115	$42,237,443
Total assets	60,206,115	42,237,443

Liabilities
Sponsor’s fee payable	8,562	6,778
Total liabilities	8,562	6,778
Commitments and contingent liabilities (Note 7)
Net assets	$60,197,553	$42,230,665

Shares issued and outstanding(b)	2,950,000	2,650,000
Net asset value per Share	$20.41	$15.94

(a)
Cost of investment in ether: $73,962,650 at September 30, 2026 and $69,199,790 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Combined Schedules of Investments (Unaudited)

September 30, 2026
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	22,349.2193	$73,962,650	$60,206,115	100.01%
Total investments	22,349.2193	$73,962,650	$60,206,115	100.01%
Less liabilities			(8,562)	(0.01)%
Net assets			$60,197,553	100.00%

March 31, 2026
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	20,095.4606	$69,199,790	$42,237,443	100.02%
Total investments	20,095.4606	$69,199,790	$42,237,443	100.02%
Less liabilities			(6,778)	(0.02)%
Net assets			$42,230,665	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Expenses
Sponsor’s fee	$21,526	$36,550	$41,164	$49,943
Less waiver	–	–	–	–
Total expenses	21,526	36,550	41,164	49,943
Net investment loss	(21,526)	(36,550)	(41,164)	(49,943)

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	(12,015)	4,651,711	(957,777)	2,907,325
Net change in unrealized appreciation (depreciation) on investment in ether	22,868,470	22,241,151	13,205,812	31,185,857
Net realized and change in unrealized gain (loss) on investment in ether	22,856,455	26,892,862	12,248,035	34,093,182
Net increase (decrease) in net assets resulting from operations	$22,834,929	$26,856,312	$12,206,871	$34,043,239
Net increase (decrease) in net assets per Share(a)	$8.29	$10.56	$4.50	$16.06

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,206,871	$34,043,239
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(7,438,520)	(59,957,569)
Sales of ether	1,717,883	24,703,198
Net realized gain (loss) on investment in ether	957,777	(2,907,325)
Net change in unrealized appreciation (depreciation) on investment in ether	(13,205,812)	(31,185,857)
Change in operating assets and liabilities:
Sponsor’s fee payable	1,784	27,624
Net cash provided by (used in) operating activities	$(5,760,017)	$(35,276,690)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	7,438,520	59,957,569
Payments on Shares redeemed	(1,678,503)	(24,680,879)
Net cash provided by (used in) financing activities	5,760,017	35,276,690

Cash
Net increase/(decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Net assets, beginning of period	$32,594,461	$35,123,473	$42,230,665	$21,605,398
Net investment loss	(21,526)	(36,550)	(41,164)	(49,943)
Net realized gain (loss) on investment in ether	(12,015)	4,651,711	(957,777)	2,907,325
Net change in unrealized appreciation (depreciation) on investment in ether	22,868,470	22,241,151	13,205,812	31,185,857
Net increase (decrease) in net assets resulting from operations	22,834,929	26,856,312	12,206,871	34,043,239
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	4,768,163	51,841,850	7,438,520	59,957,569
Distributions for Shares redeemed	-	(22,896,308)	(1,678,503)	(24,680,879)
Net increase (decrease) in net assets from capital share transactions	4,768,163	28,945,542	5,760,017	35,276,690
Net assets, end of period	$60,197,553	$90,925,327	$60,197,553	$90,925,327

See accompanying notes to the unaudited combined financial statements.

FRANKLIN ETHEREUM TRUST
Notes to the Combined Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of a Second Amended and Restated Agreement and Declaration of Trust dated as of August 7, 2026 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying combined financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Ethereum ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at September 30, 2026 and March 31, 2026 and the Combined Statements of Operations, Combined Statements of Cash Flows and Combined Statements of Changes in Net Assets for the periods ended September 30, 2026 and September 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and the Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The accompanying financial statements are presented for the Trust, as the registrant, combined with the Fund. Individual, series-level financial statements for the Fund are presented separately within this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

As of September 30, 2026 and March 31, 2026, the value of the ether held by the Fund was categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended September 30, 2026, the Fund accrued the Sponsor’s fee of $21,526 and for the six months ended September 30, 2026, the Fund accrued the Sponsor's fee of $41,164.

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

2.5.
Ether Receivable and Payable

Ether receivable or payable represents the quantity of Ether covered by contractually binding orders for the creation or redemption of Shares respectively, where the Ether has not yet been transferred to or from the Fund's account. Generally, ownership of the Ether is transferred within one business day of the trade date (referred to as "T+1").

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026 and March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at July 1, 2026	2,700,000	$68,550,977
Creation of Shares	250,000	4,768,163
Redemption of Shares	-	-
Balance at September 30, 2026	2,950,000	$73,319,140

Changes in the Shares for the quarter July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at July 1, 2025	1,850,000	$45,178,646
Creation of Shares	1,800,000	51,841,850
Redemption of Shares	(750,000)	(22,896,308)
Balance at September 30, 2025	2,900,000	$74,124,188

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	2,650,000	$67,559,123
Creation of Shares	400,000	7,438,520
Redemption of Shares	(100,000)	(1,678,503)
Balance at September 30, 2026	2,950,000	$73,319,140

Changes in the Shares for the six months April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	2,250,000	59,957,569
Redemption of Shares	(900,000)	(24,680,879)
Balance at September 30, 2025	2,900,000	$74,124,188

#
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter July 1, 2026 to September 30, 2026:

	Amount in ether	Amount in US$
Balance at July 1, 2026	20,464.3242	$32,599,873
Ether purchased for the creation of Shares	1,893.9122	4,768,163
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	(9.0171)	(18,376)
Net realized gain (loss) from ether sold for the redemption of Shares and sold to pay expenses	-	(12,015)
Net change in unrealized appreciation (depreciation) on investment in ether	-	22,868,470
Balance at September 30, 2026	22,349.2193	$60,206,115

The following represents the changes in quantity of ether held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in ether	Amount in US$
Balance at July 1, 2025	14,053.0027	$35,136,863
Ether purchased for the creation of Shares	13,665.9046	51,841,850
Ether sold for the redemption of Shares	(5,693.8940)	(22,896,308)
Principal on ether sales to pay expenses	(4.8250)	(13,392)
Net realized gain (loss) from ether sold for the redemption of Shares and sold to pay expenses	-	4,651,711
Net change in unrealized appreciation (depreciation) on investment in ether	-	22,241,151
Balance at September 30, 2025	22,020.1883	$90,961,875

The following represents the changes in quantity of ether held and the respective fair value during the six months April 1, 2026 to September 30, 2026:

	Amount in ether	Amount in US$
Balance at April 1, 2026	20,095.4606	$42,237,443
Ether purchased for the creation of Shares	3,031.0830	7,438,520
Ether sold for the redemption of Shares	(758.1693)	(1,678,503)
Principal on ether sales to pay expenses	(19.1550)	(39,380)
Net realized gain (loss) from ether sold for the redemption of Shares and sold to pay expenses	-	(957,777)
Net change in unrealized appreciation (depreciation) on investment in ether	-	13,205,812
Balance at September 30, 2026	22,349.2193	$60,206,115

The following represents the changes in quantity of ether held and the respective fair value during the six months April 1, 2025 to September 30, 2025:

	Amount in ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	17,083.8564	59,957,569
Ether sold for the redemption of Shares	(6,833.2633)	(24,680,879)
Principal on ether sales to pay expenses	(10.6110)	(22,319)
Net realized gain (loss) from ether sold for the redemption of Shares and sold to pay expenses	-	2,907,325
Net change in unrealized appreciation (depreciation) on investment in ether	-	31,185,857
Balance at September 30, 2025	22,020.1883	$90,961,875

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor out of the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026, no shares of the Fund were held by a related party.

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

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Net asset value per Share, beginning of period	$12.07	$18.99	$15.94	$13.94
Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in ether	8.35	12.37	4.49	17.43
Net change in net assets from operations(b)	8.34	12.36	4.47	17.41
Net asset value per Share, end of period	$20.41	$31.35	$20.41	$31.35

Total return, at net asset value(c)	69.10%	65.09%	28.04%	124.89%

Ratio to average net assets(d)
Net investment loss	(0.19)%	(0.19)%	(0.19)%	(0.19)%
Gross expenses	0.19%	0.19%	0.19%	0.19%
Net expenses	0.19%	0.19%	0.19%	0.19%

(a)
Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(c)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP. Total return for periods of less than a year is not annualized.
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

10. SUBSEQUENT EVENTS

On October 6, 2026, the IRS released Rev. Proc. 2026-20 establishing new conditions to rely on a safe harbor for certain trusts that qualify as grantor trusts under applicable regulations, which includes the Fund, that allows staking of the trust's digital assets without jeopardizing tax status as investment trusts and grantor trusts for federal income tax purposes. The new guidance supersedes prior IRS guidance regarding staking within the grantor trust structure and provides a six-month implementation compliance period for an existing qualifying trust. The Sponsor is evaluating the impact of this guidance on the Trust and the Fund.

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events other than the foregoing have occurred that require disclosure.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	March 31, 2026
Assets
Investment in ether, at fair value(a)	$60,206,115	$42,237,443
Total assets	60,206,115	42,237,443

Liabilities
Sponsor’s fee payable	8,562	6,778
Total liabilities	8,562	6,778
Commitments and contingent liabilities (Note 7)
Net assets	$60,197,553	$42,230,665

Shares issued and outstanding(b)	2,950,000	2,650,000
Net asset value per Share	$20.41	$15.94

(a)
Cost of investment in ether: $73,962,650 at September 30, 2026 and $69,199,790 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Schedules of Investments (Unaudited)

September 30, 2026
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	22,349.2193	$73,962,650	$60,206,115	100.01%
Total investments	22,349.2193	$73,962,650	$60,206,115	100.01%
Less liabilities			(8,562)	(0.01)%
Net assets			$60,197,553	100.00%

March 31, 2026
	Quantity of ether	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in ether	20,095.4606	$69,199,790	$42,237,443	100.02%
Total investments	20,095.4606	$69,199,790	$42,237,443	100.02%
Less liabilities			(6,778)	(0.02)%
Net assets			$42,230,665	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Expenses
Sponsor’s fee	$21,526	$36,550	$41,164	$49,943
Less waiver	–	–	–	–
Total expenses	21,526	36,550	41,164	49,943
Net investment loss	(21,526)	(36,550)	(41,164)	(49,943)

Net realized and change in unrealized gain (loss) on investment in ether:
Net realized gain (loss) from ether sold for the redemption of shares and sold to pay expenses	(12,015)	4,651,711	(957,777)	2,907,325
Net change in unrealized appreciation (depreciation) on investment in ether	22,868,470	22,241,151	13,205,812	31,185,857
Net realized and change in unrealized gain (loss) on investment in ether	22,856,455	26,892,862	12,248,035	34,093,182
Net increase (decrease) in net assets resulting from operations	$22,834,929	$26,856,312	$12,206,871	$34,043,239
Net increase (decrease) in net assets per Share(a)	$8.29	$10.56	$4.50	$16.06

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,206,871	$34,043,239
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(7,438,520)	(59,957,569)
Sales of ether	1,717,883	24,703,198
Net realized gain (loss) on investment in ether	957,777	(2,907,325)
Net change in unrealized appreciation (depreciation) on investment in ether	(13,205,812)	(31,185,857)
Change in operating assets and liabilities:
Sponsor’s fee payable	1,784	27,624
Net cash provided by (used in) operating activities	$(5,760,017)	$(35,276,690)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	7,438,520	59,957,569
Payments on Shares redeemed	(1,678,503)	(24,680,879)
Net cash provided by (used in) financing activities	5,760,017	35,276,690

Cash
Net increase/(decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Net assets, beginning of period	$32,594,461	$35,123,473	$42,230,665	$21,605,398
Net investment loss	(21,526)	(36,550)	(41,164)	(49,943)
Net realized gain (loss) on investment in ether	(12,015)	4,651,711	(957,777)	2,907,325
Net change in unrealized appreciation (depreciation) on investment in ether	22,868,470	22,241,151	13,205,812	31,185,857
Net increase (decrease) in net assets resulting from operations	22,834,929	26,856,312	12,206,871	34,043,239
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	4,768,163	51,841,850	7,438,520	59,957,569
Distributions for Shares redeemed	-	(22,896,308)	(1,678,503)	(24,680,879)
Net increase (decrease) in net assets from capital share transactions	4,768,163	28,945,542	5,760,017	35,276,690
Net assets, end of period	$60,197,553	$90,925,327	$60,197,553	$90,925,327

See accompanying notes to the unaudited financial statements.

FRANKLIN ETHEREUM ETF
A SERIES OF FRANKLIN ETHEREUM TRUST
Notes to Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of a Second Amended and Restated Agreement and Declaration of Trust dated as of August 7, 2026 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Ethereum ETF (the “Fund”). Separate financial statements and accompanying notes are provided for the Trust, as registrant, on a combined basis with the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

The accompanying Statements of Assets and Liabilities and Schedules of Investments at September 30, 2026 and March 31, 2026 and the Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets for the periods ended September 30, 2026 and September 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and the Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The accompanying unaudited financial statements are presented at the individual, series level for the Fund, which is the sole series of the Trust. Unaudited financial statements and accompanying notes for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These unaudited notes to the financial statements relate to the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

As of September 30, 2026 and March 31, 2026, the value of the ether held by the Fund was categorized as Level 1.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the quarter ended September 30, 2026, the Fund accrued the Sponsor’s fee of $21,526 and for the six months ended September 30, 2026, the Fund accrued the Sponsor's fee of $41,164.

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

2.5.
Ether Receivable and Payable

Ether receivable or payable represents the quantity of Ether covered by contractually binding orders for the creation or redemption of Shares respectively, where the Ether has not yet been transferred to or from the Fund's account. Generally, ownership of the Ether is transferred within one business day of the trade date (referred to as "T+1").

2.6.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026 and March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at July 1, 2026	2,700,000	$68,550,977
Creation of Shares	250,000	4,768,163
Redemption of Shares	-	-
Balance at September 30, 2026	2,950,000	$73,319,140

Changes in the Shares for the quarter July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at July 1, 2025	1,850,000	$45,178,646
Creation of Shares	1,800,000	51,841,850
Redemption of Shares	(750,000)	(22,896,308)
Balance at September 30, 2025	2,900,000	$74,124,188

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	2,650,000	$67,559,123
Creation of Shares	400,000	7,438,520
Redemption of Shares	(100,000)	(1,678,503)
Balance at September 30, 2026	2,950,000	$73,319,140

Changes in the Shares for the six months April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	1,550,000	$38,847,498
Creation of Shares	2,250,000	59,957,569
Redemption of Shares	(900,000)	(24,680,879)
Balance at September 30, 2025	2,900,000	$74,124,188

#
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

3. INVESTMENT IN ETHER

The following represents the changes in quantity of ether held and the respective fair value during the quarter July 1, 2026 to September 30, 2026:

	Amount in ether	Amount in US$
Balance at July 1, 2026	20,464.3242	$32,599,873
Ether purchased for the creation of Shares	1,893.9122	4,768,163
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	(9.0171)	(18,376)
Net realized gain (loss) from ether sold for the redemption of Shares and sold to pay expenses	-	(12,015)
Net change in unrealized appreciation (depreciation) on investment in ether	-	22,868,470
Balance at September 30, 2026	22,349.2193	$60,206,115

The following represents the changes in quantity of ether held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in ether	Amount in US$
Balance at July 1, 2025	14,053.0027	$35,136,863
Ether purchased for the creation of Shares	13,665.9046	51,841,850
Ether sold for the redemption of Shares	(5,693.8940)	(22,896,308)
Principal on ether sales to pay expenses	(4.8250)	(13,392)
Net realized gain (loss) from ether sold for the redemption of Shares and sold to pay expenses	-	4,651,711
Net change in unrealized appreciation (depreciation) on investment in ether	-	22,241,151
Balance at September 30, 2025	22,020.1883	$90,961,875

The following represents the changes in quantity of ether held and the respective fair value during the six months April 1, 2026 to September 30, 2026:

	Amount in ether	Amount in US$
Balance at April 1, 2026	20,095.4606	$42,237,443
Ether purchased for the creation of Shares	3,031.0830	7,438,520
Ether sold for the redemption of Shares	(758.1693)	(1,678,503)
Principal on ether sales to pay expenses	(19.1550)	(39,380)
Net realized gain (loss) from ether sold for the redemption of Shares and sold to pay expenses	-	(957,777)
Net change in unrealized appreciation (depreciation) on investment in ether	-	13,205,812
Balance at September 30, 2026	22,349.2193	$60,206,115

The following represents the changes in quantity of ether held and the respective fair value during the six months April 1, 2025 to September 30, 2025:

	Amount in ether	Amount in US$
Balance at April 1, 2025	11,780.2062	$21,614,322
Ether purchased for the creation of Shares	17,083.8564	59,957,569
Ether sold for the redemption of Shares	(6,833.2633)	(24,680,879)
Principal on ether sales to pay expenses	(10.6110)	(22,319)
Net realized gain (loss) from ether sold for the redemption of Shares and sold to pay expenses	-	2,907,325
Net change in unrealized appreciation (depreciation) on investment in ether	-	31,185,857
Balance at September 30, 2025	22,020.1883	$90,961,875

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor out of the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026, no shares of the Fund were held by a related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Net asset value per Share, beginning of period	$12.07	$18.99	$15.94	$13.94
Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in ether	8.35	12.37	4.49	17.43
Net change in net assets from operations(b)	8.34	12.36	4.47	17.41
Net asset value per Share, end of period	$20.41	$31.35	$20.41	$31.35

Total return, at net asset value(c)	69.10%	65.09%	28.04%	124.89%

Ratio to average net assets(d)
Net investment loss	(0.19)%	(0.19)%	(0.19)%	(0.19)%
Gross expenses	0.19%	0.19%	0.19%	0.19%
Net expenses	0.19%	0.19%	0.19%	0.19%

(a)
Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(c)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP. Total return for periods of less than a year is not annualized.
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

10. SUBSEQUENT EVENTS

On October 6, 2026, the IRS released Rev. Proc. 2026-20 establishing new conditions to rely on a safe harbor for certain trusts that qualify as grantor trusts under applicable regulations, which includes the Fund, that allows staking of the trust's digital assets without jeopardizing tax status as investment trusts and grantor trusts for federal income tax purposes. The new guidance supersedes prior IRS guidance regarding staking within the grantor trust structure and provides a six-month implementation compliance period for an existing qualifying trust. The Sponsor is evaluating the impact of this guidance on the Trust and the Fund.

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events other than the foregoing have occurred that require disclosure.

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

Organization and Trust Overview

The Franklin Ethereum Trust (the “Trust”) was formed as a Delaware statutory trust on February 8, 2024, and is governed by the provisions of a Second Amended and Restated Agreement and Declaration of Trust dated as of August 7, 2026. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Ethereum ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues Shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell ether as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Ethereum network fees or other similar transaction fees, in connection with any sales of ether necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Ethereum network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. The Sponsor’s fee accrued for the quarter ended September 30, 2026 was $21,526. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

The Fund is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The NAV of the Fund is used by the Trust in its day-to-day operations to measure the net value of the Fund’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Fund’s assets less its liabilities based on the Index price. In determining the NAV of the Fund on any business day, the Administrator will calculate the price of the ether held by the Fund as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Fund, which equals the NAV of the Fund divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Fund’s ether using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s and the Fund's financial statements. The Trust’s ether is carried, for financial statement purposes, at fair value, as required by GAAP. The Fund determines the fair value of ether based on the price provided by the ether market that the Trust considers its “principal market” as of 11:59:59 p.m., ET on the valuation date (the “Principal Market Price”). The Fund's NAV is determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Fund per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

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

Discussion of Operations

At September 30, 2026, the Custodian held 22,349.2193 ether on behalf of the Fund, with a market value of $60,206,115 (cost: $73,962,650) based on the Principal Market Price at quarter end.

Results of Operations for the three months ended September 30, 2026

For the three months ended September 30, 2026, 250,000 Shares were issued in exchange for 1,893.9122 ether and no shares were redeemed. The Fund’s NAV per Share began the quarter at $12.07 and ended the quarter at $20.41. The 69.10% increase in the Fund’s NAV per share from $12.07 at June 30, 2026 to $20.41 at September 30, 2026 is directly related to the 69.11% increase in the price of ether for the same period. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's return include Sponsor's fee of $21,526 for the quarter. Other than the Sponsor's fee, the Fund had no expenses during the three months ended September 30, 2026.

Net realized and change in unrealized gain on investment in ether for the three months ended September 30, 2026, was approximately $22,856,455 which includes a realized loss of $12,015 on the sale of ether to pay the Sponsor’s fee and net change in unrealized appreciation on investment in ether of approximately $22,868,470. Net realized and change in unrealized gain on investment in ether for the period was driven by ether price appreciation from $1,593.01 per unit as of June 30, 2026 to $2,693.88 per unit as of September 30, 2026. Net increase in net assets resulting from operations was approximately $22,834,929 for the three months ended September 30, 2026, which consisted of the net realized and change in unrealized gain on investment in ether of $22,856,455, offset by the Sponsor's fee of $21,526. Net assets increased to approximately $60,197,553 as of September 30, 2026. The increase in net assets primarily resulted from the aforementioned ether price appreciation and net capital share transactions of approximately $4,768,163.

Results of Operations for the three months ended September 30, 2025

For the three months ended September 30, 2025, 1,800,000 Shares were issued in exchange for 13,665.9046 ether and 750,000 Shares were redeemed in exchange for 5,693.8940 ether. The Fund’s NAV per Share began the period at $18.99 and ended the period at $31.35. The 65.09% increase in the Fund's NAV from $18.99 at June 30, 2025 to $31.35 at September 30, 2025 is directly related to the 65.21% increase in the price of ether. The Fund’s NAV increased slightly less than the price of ether on a percentage basis due to the Sponsor’s fee of $36,550 for the period.

Net realized and change in unrealized gain on investment in ether for the three months ended September 30, 2025, was approximately $26,892,862 which includes a net realized gain on investment in ether sold for redemptions of $4,651,711 and net change in unrealized appreciation on investment in ether of approximately $22,241,151. Net realized and change in unrealized gain on investment in ether for the period was driven by ether price appreciation from $2,500.31 per ether as of June 30, 2025 to $4,130.84 per ether as of September 30, 2025. Net increase in net assets resulting from operations was approximately $26,856,312 for the three months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in ether of $26,892,862 offset by the Sponsor's fee of $36,550. Net assets increased to approximately $90,925,327 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned ether price movement, net capital share transactions of approximately $28,945,542, and a net increase resulting from operations of $26,856,312.

Results of Operations for the six months ended September 30, 2026

For the six months ended September 30, 2026, 400,000 Shares were issued in exchange for 3,031.0830 ether and 100,000 Shares were redeemed in exchange for 758.1693 ether. The Fund’s NAV per Share began the period at $15.94 and ended the period at $20.41. The 28.04% increase in the Fund’s NAV per share from $15.94 at March 31, 2026 to $20.41 at September 30, 2026 is directly related to the 28.17% increase in the price of ether for the same period. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's return include Sponsor's fee of $41,164 for the period.

Net realized and change in unrealized gain on investment in ether for the six months ended September 30, 2026, was approximately $12,248,035 which includes a realized loss of $25,483 on the sale of ether to pay the Sponsor’s fee, net realized loss on investment in ether sold for redemptions of $932,294 and net change in unrealized appreciation on investment in ether of approximately $13,205,812. Net realized and change in unrealized gain on investment in ether for the period was driven by ether price appreciation from $2,101.84 per unit as of March 31, 2026 to $2,693.88 per unit as of September 30, 2026. Net increase in net assets resulting from operations was approximately $12,206,871 for the six months ended September 30, 2026, which consisted of the net realized and change in unrealized gain on investment in ether of $12,248,035, offset by the Sponsor's fee of $41,164. Net assets increased to approximately $60,197,553 as of September 30, 2026. The increase in net assets primarily resulted from the aforementioned ether price appreciation, net capital share transactions of approximately $5,760,017, and a net increase resulting from operations of $12,206,871. Other than the Sponsor's fee, the Fund had no expenses during the six months ended September 30, 2026.

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

Net realized and change in unrealized gain on investment in ether for the six months ended September 30, 2025, was approximately $34,093,182 which includes a net realized gain on investment in ether sold for redemptions of $2,907,325 and net change in unrealized appreciation on investment in ether of approximately $31,185,857. Net realized and change in unrealized gain on investment in ether for the period was driven by ether price appreciation from $1,834.80 per ether as of March 31, 2025 to $4,130.84 per ether as of September 30, 2025. Net increase in net assets resulting from operations was approximately $34,043,239 for the six months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in ether of $34,093,182 offset by the Sponsor's fee of $49,943. Net assets increased to approximately $90,925,327 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned ether price movement, net capital share transactions of approximately $35,276,690, and a net increase resulting from operations of $34,043,239.

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

Off-Balance Sheet Arrangements

As of September 30, 2026 and March 31, 2026, the Fund and the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Ether

As movements in the price of ether are expected to directly affect the price of the Fund’s Shares, it is important for investors to understand and follow movements in the price of Ether. Past movements in the ether price are not indicators of future movements.

The following chart shows movements in the price of ether based on the CME CF Ether-Dollar Reference Rate - New York Variant for the Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from July 1, 2026 to September 30, 2026.

The average, high, low and end-of-period ether prices based on the CME CF Ether-Dollar Reference Rate - New York Variant are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
July 1, 2026 to September 30, 2026	2,166.25	2,763.79	September 21, 2026	1,618.48	July 1, 2026	2,673.48	September 30, 2026

(1)
The end of period ether price is the CME CF Ether-Dollar Reference Rate - New York Variant on the last business day of the period.

Item 3.
Quantitative and Qualitative Disclosure About Market Risk

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Each of the Sarbanes-Oxley certifications included as exhibits to this filing applies with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the quarter ended September 30, 2026.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended September 30, 2026.

Item 6.
Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No	Description of Exhibit

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on February 12, 2024.

4.1	Second Amended and Restated Agreement and Declaration of Trust.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on June 21, 2024.

10.3	Coinbase Custody Custodial Services Agreement (included in Exhibit 10.1).

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.5	Fund Administration and Accounting Agreement with the Administrator is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.6	Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-277008) filed by the Trust on May 31, 2024.

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	Inline XBRL Instance Document

101.SCH (1)	Inline XBRL Taxonomy Extension Schema

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File included as Exhibit 101 (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 13, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.